Form 10-Q
period 2023-09-30
Klaviyo, Inc.
filed 2023-11-07
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-41806
KLAVIYO, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0989964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Summer Street, 6th Floor, Boston, MA	02110
(Address of principal executive offices)	(Zip Code)
(617) 213-1788
(Registrant's telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock, par value $0.001 per share	KVYO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 31, 2023, there were 37,151,631 shares of the registrant’s Series A common stock, par value $0.001 per share, outstanding and 221,539,416 shares of the registrant's Series B common stock, par value $0.001 per share, outstanding.

Special Note about Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Quarterly Report on Form 10‑Q and those included within our final prospectus dated September 19, 2023, as filed with the SEC on September 20, 2023. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and grow our customer base;
•our ability to successfully retain existing customers and expand sales within our existing customer base;
•our ability to increase usage of our platform and upsell and cross-sell additional products and communications channels;
•our ability to move up market and address enterprise and other larger customers;
•launching new products and adding new product capabilities;
•future investments in developing and enhancing our platform and our business;
•our expectations regarding our ability to expand internationally;
•our ability to add more use cases to our platform and increase our presence in other verticals;
•our anticipated capital expenditures and our estimates regarding our capital requirements;
•the estimated size of our addressable market opportunity for our platform;
•investments in our selling and marketing efforts and our ability to promote our brand;
•expectations regarding our integrations with third-party platforms, including Shopify;
•our ability to compete effectively with existing competitors and new market entrants;
•our reliance on our senior management team and our ability to identify, recruit, and retain skilled personnel;
•our growth strategies for our platform and our ability to effectively manage our growth;
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates and rising inflation, including the impact on our customer spending and consumer spending generally; and
•the impact of the COVID-19 pandemic or future global pandemics and other global financial, economic, and political events on our industry, business, and results of operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10‑Q. You should not rely upon forward-looking statements as predictions of future events.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on management’s current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10‑Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10‑Q to reflect events or circumstances after the date of this Quarterly Report on Form 10‑Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10‑Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Part I - Financial Information

Item 1. Financial Statements
Klaviyo, Inc.
Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$723,415	$385,820
Restricted cash	386	409
Accounts receivable, net of allowance for doubtful accounts	17,380	10,723
Deferred contract acquisition costs, current	14,161	11,215
Prepaid expenses and other current assets	26,010	19,336
Total current assets	781,352	427,503

Property and equipment, net	42,730	45,837
Right-of-use assets, net	39,506	45,695
Deferred contract acquisition costs, non-current	20,687	15,983
Restricted cash, non-current	648	687
Prepaid marketing expense	178,968	84,415
Other non-current assets	7,533	8,959
Total assets	$1,071,424	$629,079

Liabilities, Redeemable Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,738	$8,890
Accrued expenses	62,602	36,126
Lease liabilities, current	14,449	14,864
Deferred revenue	32,866	25,109
Total current liabilities	119,655	84,989

Lease liabilities, non-current	40,016	47,544
Other non-current liabilities	6,409	876
Total liabilities	166,080	133,409

Redeemable Common Stock (Note 10)
Redeemable common stock, $0.001 par value, 0 and 64,046,223 shares outstanding at September 30, 2023, and December 31, 2022, respectively.	$—	$1,531,853
Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 100,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 and 0 shares authorized; 32,740,767 and 0 shares issued; 32,740,767 and 0 shares outstanding at September 30, 2023, and December 31, 2022, respectively.	33	—
Series B common stock: $0.001 par value; 350,000,000 and 316,000,000 shares authorized; 225,557,191 and 170,882,108 shares issued; 225,557,191 and 170,855,313 shares outstanding at September 30, 2023, and December 31, 2022, respectively.	226	171
Additional paid-in capital	1,677,833	1,249,065
Accumulated deficit	(772,748)	(2,285,419)
Total stockholders’ equity (deficit)	905,344	(1,036,183)

Total liabilities, redeemable common stock, and stockholders’ equity (deficit)	$1,071,424	$629,079

The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$175,807	$119,168	$496,481	$327,513
Cost of revenue	58,825	32,619	132,875	90,694
Gross profit	116,982	86,549	363,606	236,819
Operating expenses:
Selling and marketing	167,877	61,482	291,845	153,401
Research and development	141,455	30,090	209,542	75,365
General and administrative	109,853	20,640	156,511	59,012
Total operating expenses	419,185	112,212	657,898	287,778
Operating loss	(302,203)	(25,663)	(294,292)	(50,959)
Other income (expense):
Other (expense) income	(265)	529	(344)	703
Interest income	6,183	1,537	14,484	1,963
Total other income, net	5,918	2,066	14,140	2,666
Loss before income taxes	(296,285)	(23,597)	(280,152)	(48,293)
Provision for income taxes	819	276	1,786	145
Net loss	(297,104)	(23,873)	(281,938)	(48,438)
Comprehensive loss	$(297,104)	$(23,873)	$(281,938)	$(48,438)

Net loss per share, basic and diluted	$(1.24)	$(0.10)	$(1.19)	$(0.21)
Weighted average common shares outstanding, basic and diluted	240,125,168	231,973,229	237,411,574	228,271,900

The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of June 30, 2022	64,046,223	$1,536,125	—	$—	163,007,686	$163	$1,037,124	$(2,260,791)	$(1,223,504)
Issuance of common stock upon exercise of common stock options	—	—	—	—	69,141	1	46	—	47
Issuance of common stock, net of issuance costs of $307	—	—	—	—	2,951,846	3	69,117	—	69,120
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	3,935,793	3	36	—	39
Vested warrants related to collaboration agreement	—	—	—	—	—	—	92,570	—	92,570
Stock-based compensation expense	—	—	—	—	—	—	522	—	522
Issuance of Investment Option, net of issuance costs of $135	—	—	—	—	—	—	30,438	—	30,438
Vesting of restricted common stock	—	—	—	—	8,932	—	24	—	24
Net loss	—	—	—	—	—	—	—	(23,873)	(23,873)
Balance as of September 30, 2022	64,046,223	$1,536,125	—	$—	169,973,398	$170	$1,229,877	$(2,284,664)	$(1,054,617)

Balance as of June 30, 2023	64,046,223	$1,625,825	—	$—	173,222,733	$173	$1,187,606	$(2,270,253)	$(1,082,474)
Accretion of redeemable common stock to redemption value	—	305,713	—	—	—	—	(305,713)	—	(305,713)
Issuance of common stock upon exercise of common stock options	—	—	—	—	1,174,225	1	1,590	—	1,591
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	6,162,692	6	(6)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	4,526,162	5	41	—	46
Stock-based compensation expense	—	—	—	—	—	—	301,192	—	301,192
Vesting of restricted common stock	—	—	—	—	8,932	—	25	—	25
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	106,455	—	106,455
Issuance of common stock in connection with Initial Public Offering, net of offering costs of $25,278	—	—	11,507,693	12	—	—	319,941	—	319,953
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	—	—	(2,350,702)	(2)	(70,163)		(70,165)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon Initial Public Offering	—	—	21,233,074	21	(21,233,074)	(21)	—	—	—
Net loss	—	—	—	—	—	—	—	(297,104)	(297,104)
Balance as of September 30, 2023	—	$—	32,740,767	$33	225,557,191	$226	$1,677,833	$(772,748)	$905,344

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited) (cont.)
(In Thousands, except share and per share data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance as of January 1, 2022	64,046,223	$2,566,332	—	$—	161,756,287	$162	$—	$(2,236,226)	$(2,236,064)
Issuance of common stock upon exercise of common stock options	—	—	—	—	1,269,344	1	1,189	—	1,190
Issuance of common stock, net of issuance costs of $307	—	—	—	—	2,951,846	3	69,117	—	69,120
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	3,935,793	4	36	—	40
Accretion of redeemable common stock to redemption value	—	(1,030,207)	—	—	—	—	1,030,207	—	1,030,207
Stock-based compensation expense	—	—	—	—	—	—	6,245	—	6,245
Vesting of restricted common stock	—	—	—	—	26,795	—	75	—	75
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Vested warrants related to collaboration agreement	—	—	—	—	—	—	92,570	—	92,570
Issuance of Investment Option, net of issuance costs of $135	—	—	—	—	—	—	30,438	—	30,438
Net loss	—	—	—	—	—	—	—	(48,438)	(48,438)
Balance as of September 30, 2022	64,046,223	$1,536,125	—	$—	169,973,398	$170	1,229,877	$(2,284,664)	(1,054,617)

Balance as of January 1, 2023	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)
Issuance of common stock upon exercise of common stock options	—	—	—	—	2,309,707	3	3,930	—	3,933
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	6,162,692	6	(6)	—	—
Accretion of redeemable common stock to redemption value	—	399,685	—	—	—	—	(399,685)	—	(399,685)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	5,706,904	5	52	—	57
Stock-based compensation expense	—	—	—	—	—	—	303,534	—	303,534
Vesting of restricted common stock	—	—	—	—	26,795	—	75	—	75
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	134,225	—	134,225
Issuance of common stock in connection with Initial Public Offering, net of offering costs of $25,278	—	—	11,507,693	12	—	—	319,941	—	319,953
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	—	—	(2,350,702)	(2)	(70,163)		(70,165)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon Initial Public Offering	—	—	21,233,074	21	(21,233,074)	(21)	—	—	—
Net loss	—	—	—	—	—	—	—	(281,938)	(281,938)
Balance as of September 30, 2023	—	$—	32,740,767	$33	225,557,191	$226	$1,677,833	$(772,748)	$905,344

The accompanying notes are an integral part of these consolidated financial statements.

Klaviyo, Inc.
Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(281,938)	$(48,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,823	6,216
Non-cash operating lease costs	9,649	8,218
Amortization of deferred contract acquisition costs	11,380	7,473
Amortization of prepaid marketing expense	39,672	8,816
Bad debt expense	368	533
Stock-based compensation expense	302,317	6,245
Other	108	28
Changes in operating assets and liabilities:
Accounts receivable	(7,025)	(4,912)
Deferred contract acquisition costs	(19,030)	(14,244)
Prepaid expenses, prepaid taxes, and other assets	(5,479)	(6,452)
Accounts payable	389	(18,693)
Accrued expenses	18,668	10,158
Deferred revenue	7,757	6,325
Operating lease liabilities	(11,482)	(5,769)
Other non-current liabilities	5,550	30
Net cash provided by (used in) operating activities	80,727	(44,466)

Investing activities
Acquisition of property and equipment	(823)	(14,392)
Capitalization of software development costs	(4,612)	(1,526)
Net cash used in investing activities	(5,435)	(15,918)

Financing activities
Proceeds from exercise of common stock options	4,034	1,363
Cash paid for finance leases	(16)	(16)
Proceeds from exercise of warrants	57	40
Proceeds from issuance of common stock, net of issuance costs	—	99,558
Proceeds from issuance of common stock in initial public offering, net of issuance costs	321,029	—
Employee taxes paid related to net share settlement of stock-based awards	(62,863)	—
Net cash provided by financing activities	262,241	100,945

Net increase in cash, cash equivalents, and restricted cash	337,533	40,561
Cash, cash equivalents, and restricted cash, beginning of period	386,916	327,913
Cash, cash equivalents, and restricted cash, end of period	$724,449	$368,474

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$192	$50
Cash paid for operating lease liabilities, net of tenant incentives received	$11,482	$5,769
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$134,225	$92,570
Vesting of restricted common stock	$75	$75
Accretion of common stock subject to redemption	$(399,685)	$1,030,207
Unpaid deferred offering costs	$1,076	$—
Reclassification of redeemable common stock to Series B common stock	$1,931,538	$—
Capitalization of stock-based compensation expense related to internal use software	$1,217	$—
Unpaid employee taxes related to net share settlement of stock-based awards	$7,312	$—
Unpaid purchases of property and equipment	$—	$9,203
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

1. Organization and Business Description
Klaviyo, Inc. (the “Company”) is a technology company that provides a software-as-a-service (“SaaS”) platform to enable its customers to send the right messages at the right time across email, short message service (“SMS”) and push notifications, more accurately measure and predict performance, and deploy specific actions and campaigns. The platform combines proprietary data and application layers into one solution with machine learning and artificial intelligence capabilities. The Company focused on marketing automation within eCommerce as its first application use case.
The Company generates revenue through the sale of subscriptions to its customers for the use of its platform. Subscription plans are tiered based on the number of consumer profiles stored on the Company’s platform and the number of emails and SMS messages sent.
The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on September 14, 2012. The Company has three wholly-owned subsidiaries located in the United Kingdom, Australia, and the United States.

Initial Public Offering

On September 22, 2023, the Company completed its initial public offering (the “IPO”) of 19,200,000 shares of our Series A common stock at a price to the public of $30.00 per share. The Company sold 11,507,693 of such shares and existing stockholders sold an aggregate of 7,692,307 of such shares. We received net proceeds from the IPO of approximately $319.9 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.6 million in offering-related expenses. In connection with the IPO, all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. In connection with and subsequent to the IPO, 21,233,074 shares of Series B common stock were converted to shares of Series A common stock.
All restricted stock units (“RSUs”) granted to employees prior to the IPO vest upon the satisfaction of both a time and service condition and a liquidity event condition. These RSUs with both a time and service condition and liquidity event condition are collectively referred to as “Double-Trigger Awards” and are described in more detail within Note 11. Stock-Based Compensation. As a result of the IPO, the liquidity event condition was met during the three and nine-months ended September 30, 2023. The Company recognized $301.2 million and $303.5 million of stock-based compensation expense, respectively, with the expense predominantly related to the Double-Trigger Awards which had previously met the time and service condition and vested through achievement of the liquidity event condition from the IPO.
Upon the IPO, the vesting of certain warrants issued under the Shopify Collaboration Agreement accelerated. Specifically, the vesting associated with 3,935,793 of the outstanding warrants was accelerated resulting in an increase to Prepaid Marketing Expense of $92.6 million during the three months ended September 30, 2023. See Note 2. Summary of Significant Accounting Policies for additional detail on the warrants issued in connection with the Shopify Collaboration Agreement.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Unaudited Interim Consolidated Financial Statements
The accompanying Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, the Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) and the Consolidated Statements of Cash Flow for the nine months ended September 30, 2023 and 2022, and the related notes to such interim consolidated financial statements are unaudited.
These unaudited consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 20, 2023. In the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful accounts, fair value of investment option and warrants, estimated life of prepaid marketing expense, and historical valuation of common stock and stock-based compensation.
The Company evaluates estimates based on historical and anticipated results, trends, and various other assumptions. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Revenue Recognition
The Company provides a SaaS solution for personalized email and SMS marketing services through a cloud-based analytics platform. The core functionalities of the software are segmentation of users’ customer lists to facilitate targeted messaging via email and SMS and the use of data science and analytics to evaluate historical sales and predict consumer activity. Revenues are derived primarily from subscription revenues, which are comprised of subscription fees from customers accessing its hosted platform services for targeted messaging.
Contractual subscriptions for customers generally auto-renew on either a monthly, quarterly, or annual basis, and customers may elect not to renew by providing at least five days’ advance notice for contracts on a monthly billing cycle and thirty days’ advance notice for contracts with any other billing cycle. The customer does not have the right to take possession of the Company’s software. Subscription pricing is determined based on a customer’s profile and messaging count and monthly messaging quantities and is considered fixed, based on a tiered pricing structure. Variable consideration in the Company’s contracts is not material but represents the overage charges incurred by customers who exceed their allotments.

The Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company evaluates its revenue arrangements under the five-step model as follows: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation.

Typically, the SaaS subscription contracts consist of a single performance obligation, and revenue is recognized over time as the performance obligation is satisfied. The performance obligation is deemed to be satisfied ratably as the customer simultaneously receives and consumes the services that the Company performs and typically have the same term. Due to the term of a majority of the Company’s contracts being less than one year, the Company has determined a significant financing component does not exist.
The Company accounts for individual performance obligations separately if they have been determined to be distinct (i.e., the services are separate if identifiable from other items in the arrangement and the customer can benefit from them on their own or with other resources that are readily available to the customer). The transaction price is allocated to the distinct performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are determined based on the prices at which the Company separately sells subscriptions.
Sales taxes collected from customers and remitted to government authorities are excluded from revenue. The Company incurs fees based on transaction volume and dollars processed through its credit card processor which are classified as general and administrative expense. Through the Company’s credit card processor, all receivables related to credit cards are collected within three business days.

Cost of Revenue
Cost of revenue consists of costs related to supporting and hosting the Company’s software platform and channel offering for paying customers. These costs primarily include cloud-based infrastructure costs, outbound communication sending

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
costs, employee-related costs including payroll, benefits, bonuses, and stock-based compensation expense related to the customer support team, amortization of capitalized internal-use software development costs, and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology.
Deferred Revenue
Deferred revenue primarily consists of billings in advance of revenue recognition from subscription services and is recognized as the revenue recognition criteria is met.
The Company generally bills its subscription customers monthly on the first day of the subscription term. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as deferred revenue.
Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs incurred in connection with acquiring a customer contract and consists primarily of sales commissions and the associated payroll taxes. The Company expects to benefit from those costs for more than one year as the Company primarily pays sales commissions on the initial contract, and there are no commensurate commissions paid on contract renewals.
Deferred contract acquisition costs are amortized on a basis consistent with the transfer of the services to which the asset relates. This results in capitalized costs being recognized on a ratable basis over the estimated period of future benefit ranging from 18 months to 60 months. The Company estimates the future period of benefit considering the size of the customer, the current contract term, the impact of estimated customer renewal terms, and the estimated life of the technology solution underlying the contracts. The Company periodically reviews the carrying amount of capitalized costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
As of September 30, 2023 and December 31, 2022, deferred contract acquisition costs expected to be recognized within one year were $14.2 million and $11.2 million, respectively, and deferred contract acquisition costs expected to be recognized beyond one year were $20.7 million and $16.0 million, respectively.
Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under two stock compensation plans, which are described in more detail in Note 11. Stock-Based Compensation.
The Company measures stock-based compensation awards, including stock options and RSUs, based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recorded for awards issued to employees and non-employees at fair value with a corresponding increase in additional paid-in capital. For awards with service conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Forfeitures are recognized when they occur.
RSUs granted under the Company’s 2015 Stock Incentive Plan are subject to both service-based and performance-based vesting conditions, whereby the performance condition is satisfied upon occurrence of a liquidity event. Compensation cost related to awards with liquidity-based vesting conditions has been recognized through September 30, 2023, as the Company’s registration statement on Form S-1 filed with the SEC in connection with the IPO became effective on September 19, 2023, which satisfied the liquidity-based vesting condition of the Double-Trigger RSUs. Compensation expense for these awards with both a service and performance condition are expensed under the accelerated attribution method which includes a cumulative catch up recorded upon the IPO for services that had been completed as of the IPO. The remaining expense for these awards will be recognized using the accelerated attribution method over the remaining service period. The fair value of each RSU grant is calculated based on the estimated fair value of the Company’s common stock on the date of grant, or, if modified, the date of modification.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
RSUs granted under the Company’s 2023 Stock Option and Incentive Plan are made with respect to shares of Series A common stock and are subject to service-based vesting conditions only. Compensation costs related to these awards will be recognized using the straight-line method over the service period of the award. The fair value of each RSU grant is calculated based on the fair value of the Company’s Series A common stock on the date of grant, or, if modified, the date of modification.
Until our IPO, given the absence of an active market for the Company’s common stock, management and the Board of Directors (the “Board”) were required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based compensation award. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following factors:
•prices paid for the Company’s capital stock, which the Company has sold to outside investors in arm’s-length transactions, considering the rights and privileges of the securities sold relative to the common stock;
•prices paid for shares of its common stock sold in secondary market transactions;
•valuations performed by an independent valuation specialist;
•the Company’s stage of development and revenue growth;
•the market performance of comparable publicly traded companies;
•adjustments necessary to recognize a lack of marketability for the common stock underlying the granted options and RSUs;
•the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an IPO or sale of the Company, given prevailing market conditions; and
•the U.S. and global economic and capital market conditions and outlook.

Following our IPO, there is an active market for our Series A common stock which is utilized to measure the fair value of the Company's underlying shares.

Redeemable Common Stock

Redeemable common stock represents shares of the Company’s common stock that are redeemable at the option of the investor after a specified date. The initial carrying amount of redeemable common stock is equal to the respective issuance date fair value of the common stock subject to redemption, less issuance costs. The carrying amount is adjusted to equal the redemption value, which is equal to the fair value of a single share of common stock at the end of each reporting period. The carrying amount is subject to a floor equal to the initial carrying amount. The resulting changes in the redemption value are recorded with corresponding adjustments against retained earnings, if available, additional paid-in capital or accumulated deficit. Redeemable common stock is classified outside of permanent equity on the Consolidated Balance Sheets as the redemption option is outside of the Company’s control. As the redemption feature applicable to certain shares of the Company’s common stock was terminated upon the IPO, all shares of the Company’s redeemable common stock converted into 64,046,223 shares of Series B common stock on September 19, 2023 upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC. Refer to Note 10. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit) for further discussion.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Non-Vested Restricted Common Stock
The Company may grant non-vested restricted common stock to employees, directors, and consultants with or without cash consideration. These grants contain certain restrictions on the sale of the shares. Non-vested restricted common stock are considered issued, but not outstanding, for accounting purposes until they vest. Upon termination of the relationship with a holder of the non-vested restricted common stock, the Company has the right to repurchase the non-vested restricted common stock at the price paid by the holder or, if there was no consideration, a price per share as defined in the Company’s agreement with the holder of the restricted common stock. All restricted common stock was vested as of September 30, 2023.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which utilizes the asset and liability method for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The amount of any future tax benefit associated with deferred tax assets is reduced by a valuation allowance when there is uncertainty that those tax benefits will be realized.
The Company accounts for uncertain tax positions using a more-likely-than-not recognition threshold in accordance with ASC 740. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. Interest and penalties related to uncertain tax positions are included as a component of income tax expense.
At September 30, 2023 and December 31, 2022, the Company has no recorded liabilities for uncertain tax positions and has no accrued interest or penalties related to uncertain tax positions.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $1.4 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively. The allowance for doubtful accounts is established to represent the Company’s best estimate of the net realizable value of the outstanding amount of receivables that it will be unable to collect. The development of the Company’s allowance for doubtful accounts is based on a review of factors such as the customer’s payment history, historical loss patterns, the general economic climate, age, and past due status of invoices. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

The allowance for doubtful accounts consists of the following activity (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance at beginning of the period	$2,253	$1,917
Provisions for uncollectible accounts, net of recoveries	(109)	416
Write offs	(702)	(26)
Balance at end of the period	$1,442	$2,307
Accounts receivable is shown inclusive of unbilled accounts receivable of $1.1 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively. The unbilled accounts receivable is made up entirely of overages incurred by customers who have exceeded their messaging allotment as of period end but are not yet due for their period end billing.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023, the Company had cash equivalents of $310.9 million in money market funds. As of December 31, 2022, the Company did not have cash equivalents.
As of September 30, 2023 and December 31, 2022, the Company had a current restricted cash balance of $0.4 million and $0.4 million, respectively. As of September 30, 2023 and December 31, 2022, the Company had a non-current restricted cash balance of $0.6 million and $0.7 million, respectively. Restricted cash at September 30, 2023 and December 31, 2022, related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than 1 year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$723,415	$385,820
Restricted cash - current	386	409
Restricted cash - non-current	648	687
Total cash, cash equivalents, and restricted cash	$724,449	$386,916

Fair Value Measurements

Certain assets and liabilities are carried at fair value in accordance with Accounting Standards Codification ASC 820, Fair Value Measurement (“ASC 820”). Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities
•Level 2 – Observable inputs (other than level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
As of September 30, 2023 and December 31, 2022, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short maturities.

Certain non-financial assets, such as intangible assets, right of use assets, and property and equipment, are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. Such fair value measures are considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. The Company has not recorded any impairment charges during any of the periods presented.

Loss Per Share
In accordance with FASB ASC 260, Earnings Per Share, the basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the applicable period.
Diluted net loss per share is computed in the same manner as basic net income loss per share after assuming the issuance of common stock for all potentially dilutive equivalent shares. See Note 12. Loss Per Share for further information.

Shopify Collaboration Agreement
On July 28, 2022, the Company entered into a collaboration agreement with Shopify Inc. and certain of its affiliates (collectively, “Shopify”) to form a strategic relationship for the purposes of creating greater interoperability between the Klaviyo and Shopify platforms and forming a strategic product, distribution, and marketing relationship. The collaboration agreement has a term of 7 years and automatically renews for successive one-year periods unless the Company or Shopify provides written notice of non-renewal. In connection with the collaboration agreement, the Company entered into 3 separate agreements including a revenue sharing agreement, common stock warrant agreement, and stock purchase agreement.

Under the revenue sharing agreement, the Company will make payments to Shopify in exchange for marketing services received under the collaboration agreement, which are comprised of payments for the Shopify Core Revenue Share and payments for the Shopify Plus Integration Fee. These payments are calculated as follows:

•Shopify Core Revenue Share: For all revenue generated through the use of the Company’s email and SMS marketing applications by Shopify merchants designated as “Shopify Core Merchants” in respect of leads attributed to Shopify, the Company is obligated to pay Shopify a percentage of such revenues or the amounts owed to Shopify under the terms of Shopify’s standard partnership agreements applicable to all Shopify partners, which is 15% of any revenues exceeding a $1 million threshold.

•Shopify Plus Integration Fee: On a monthly basis, the Company is required to pay Shopify a fee (“Shopify Plus Integration Fee” or “Integration Fee”), subject to an annual increase at Shopify’s election (up to a maximum increase of not more than a percentage calculated through a formula provided in the revenue sharing agreement), with respect to each Shopify Plus Merchant where all of the following circumstances apply: (a) the Shopify Plus Merchant was on Shopify’s Plus program at the end of the relevant month; (b) one or more of the Shopify Plus Merchant’s covered stores has the Company’s application installed at both the beginning and at the end of the relevant month; and (c) the Company’s application received a webhook request and/or made any Application Programming Interface calls against one or more of the Shopify Plus Merchant’s covered stores in the relevant month (i.e., the Company’s application is integrated with the Shopify platform and data is flowing between them).

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our Platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Consolidated Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2023, the Company incurred $5.6 million and $16.0 million, respectively, in selling and marketing expense related to fees paid under the revenue sharing agreement. During the three and nine months ended September 30, 2022, the Company incurred $2.9 million in selling and marketing expense related to fees paid under the revenue sharing agreement. As of September 30, 2023 and December 31, 2022, the Company had $2.4 million and $2.7 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively.
As consideration for the collaboration agreement, the Company also issued warrants that allow Shopify to purchase up to 15,743,174 shares of common stock at a price of $0.01 per share, of which 25% of the warrants vested on the grant date on July 28, 2022, and the remaining 75% of the warrants vest quarterly over the remaining 5 year period. The aggregate grant date fair value of the warrants was $370.3 million and will be capitalized to prepaid marketing expense as the warrants vest. The prepaid marketing expense asset is amortized into selling and marketing expense on a straight-line basis over the expected benefit period, which is the 7 year term of the collaboration agreement.
Pursuant to the common stock warrant agreement, upon the Company’s IPO, 25% of the total number of warrants were accelerated, and the remaining unvested portion vests quarterly over the remaining term. During the three and nine months ended September 30, 2023, the Company capitalized prepaid marketing expense of $106.5 million and $134.2 million related to the vested warrants, respectively. For the three and nine months ended September 30, 2023, the Company recorded marketing expense of $13.2 million and $39.7 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and nine months ended September 30, 2022, the Company recorded marketing expense of $8.8 million in the Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of September 30, 2023 and December 31, 2022, the Company’s prepaid marketing expense is $179.0 million and $84.4 million, respectively. As of September 30, 2023, there is $308.6 million of unrecognized marketing expense related to the warrants that will be recognized over 5.8 years. Refer to Note 10. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit) for further discussion of the warrants.
On June 24, 2022, the Company entered into a stock purchase agreement with Shopify. On the closing date of July 28, 2022, Shopify purchased 2,951,846 shares of common stock for $33.88 per share. The stock purchase agreement gives Shopify the right to purchase 15,743,174 additional shares of common stock for $88.93 per share (the “Investment Option”). The common stock and Investment Option were determined to be freestanding financial instruments purchased at fair value and were accounted for separately from the collaboration agreement, revenue sharing agreement, and common stock warrant. Refer to Note 10. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit) for further discussion of the common stock purchase and Investment Option.

Recent Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
3. Revenue Recognition
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas:
United States	$111,967	$77,164	$316,711	$213,355
Other Americas (1)	9,281	6,772	26,919	18,888
APAC (1)(2)	18,236	12,029	51,532	32,851
EMEA (1)(3)	36,323	23,203	101,319	62,419
Total Revenue	$175,807	$119,168	$496,481	$327,513
(1) Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
(2) Asia-Pacific
(3) Europe, the Middle East and Africa

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$29,160	$18,273	$25,109	$15,092
Plus: Billings during the period	179,513	122,312	504,238	333,838
Less: Revenue recognized during the period	(175,807)	(119,168)	(496,481)	(327,513)
Balance at end of the period	$32,866	$21,417	$32,866	$21,417
All of the revenue deferred as of December 31, 2022, has been recognized during the nine months ended September 30, 2023.

Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of September 30, 2023, the Company’s remaining performance obligations are $62.5 million, of which $58.8 million will be recognized within the next twelve months and $3.7 million will be recognized during a period greater than twelve months.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$310,903	$—	$—	$—
Total	$310,903	$—	$—	$—

As of September 30, 2023, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.

As of December 31, 2022, the Company did not have assets or liabilities carried at fair value.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	September 30, 2023	December 31, 2022
Capitalized internal-use software	$10,409	$4,460
Office equipment	3,441	3,203
Computer equipment	647	639
Furniture and fixtures	6,825	6,683
Leasehold improvements	45,530	45,228
Construction-in-progress	—	82
Asset retirement cost	643	643
Total property and equipment	67,495	60,938
Less accumulated depreciation and amortization	(24,765)	(15,101)
Total property and equipment, net	$42,730	$45,837
Depreciation and amortization expense related to property and equipment was approximately $3.3 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $6.1 million for the nine months ended September 30, 2023 and 2022, respectively.
During the three months ended September 30, 2023 and 2022, the Company capitalized $3.0 million and $0.6 million of internal-use software development costs, respectively. Of the $3.0 million internal-use software development costs capitalized during the three months ended September 30, 2023, $1.2 million is attributable to stock-based compensation expense. During the nine months ended September 30, 2023 and 2022, the Company capitalized $5.8 million and $1.5 million of internal-use software development costs, respectively. Of the $5.8 million internal-use software development costs capitalized during the nine months ended September 30, 2023, $1.2 million is attributable to stock-based compensation expense. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $0.5 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively and $1.1 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense is included in cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss.
The asset retirement obligation is included in other non-current liabilities on the Consolidated Balance Sheets. Asset retirement obligation activity is as follows (in thousands):

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$741	$704	$722	$685
Additions	—	—	—	—
Accretion	10	9	29	28
Ending balance	$751	$713	$751	$713

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	September 30, 2023	December 31, 2022
Accrued compensation and employee related costs	$25,403	$16,926
Accrued sabbatical	2,151	—
Accrued value added tax	7,067	4,937
Other accrued taxes	6,173	1,754
Accrued cost of revenue	7,520	7,923
Accrued professional services	5,545	2,297
Accrued marketing	6,112	980
Other accrued expenses	2,631	1,309
Total accrued expenses	$62,602	$36,126

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancellable contractual obligations outstanding with marketing vendors and various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2023 and December 31, 2022, were $370.4 million and $319.3 million, respectively.
Legal Matters
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently subject to any pending or threatened litigation, individually or taken together, for which it is reasonably possible to have a material effect on its consolidated financial position or results of operations.
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at September 30, 2023 and December 31, 2022, the Company has not incurred any costs for guarantees or indemnities.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$3,149	$3,030	$9,453	$8,867
Short-term lease cost	125	32	534	81
Financing lease cost	5	5	15	16
Total lease cost	$3,279	$3,067	$10,002	$8,964

Supplemental balance sheet information related to operating leases is as follows (in thousands):

	As of,
	September 30, 2023	December 31, 2022
Operating lease ROU assets	$39,506	$45,695
Operating lease liabilities, current	14,449	14,864
Operating lease liabilities, non-current	40,016	47,544
Total lease liabilities	$54,465	$62,408

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for operating lease liabilities, net of tenant incentives received	$11,482	$5,769
ROU assets recognized for new leases and amendments (non-cash)	$1,299	$3,452

Other information related to leases is as follows:

	As of,
	September 30, 2023	December 31, 2022
Weighted average remaining lease term	4.3 years	5.0 years
Weighted average discount rate	4.95%	4.96%

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Future undiscounted annual cash flows for the Company’s operating leases as of September 30, 2023 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2023	$3,722
2024	14,288
2025	13,179
2026	13,375
2027	12,692
Thereafter	3,205
Total future undiscounted lease payments	60,461
Less imputed interest	(5,996)
Total lease liabilities	$54,465
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of September 30, 2023.
9. Income Taxes
The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net income (loss). The Company’s effective tax rates for the three and nine months ended September 30, 2023 and 2022, are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate is (0.3)% and (1.2)% for the three months ended September 30, 2023 and 2022, respectively, and the Company’s effective tax rate is (0.6)% and (0.3)% for the nine months ended September 30, 2023 and 2022, respectively.

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences give rise to a significant portion of the Company’s deferred tax assets and liabilities. The Company continues to maintain a valuation allowance against its deferred tax assets in the U.S.

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of September 30, 2023 and December 31, 2022. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of September 30, 2023, the Company has earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
10. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit)
Redeemable Common Stock

The Company issued 64,046,223 shares of common stock at various dates in 2019, 2020, and 2021 to select investors that are subject to redemption at fair value of common stock at the investor’s option after November 6, 2029. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within control of the Company require classification of the associated instrument outside of permanent equity.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
As of December 31, 2022, the Company determined that the redeemable shares were probable of becoming redeemable. In accordance with ASC 480-10-S99, the Company elected to recognize changes in redemption value immediately as they occur. The per-share redemption value is equal to the fair market value of a single share of the Company’s common stock subject to a floor of the initial carrying value.
Immediately prior to the IPO, the redeemable common stock was accreted to the IPO issuance price of $30.00 per share. Upon the IPO, all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. This transaction resulted in a reclassification of $1,931.5 million in redeemable common stock to permanent equity including an increase to additional paid-in capital of $136.9 million and Accumulated Deficit of $1,794.6 million for the nine months ended September 30, 2023 to reverse accretion recorded to these accounts.

Common Stock

Immediately following the effectiveness of the registration statement relating to our IPO, we filed our Amended and Restated Certificate of Incorporation, which authorized a total of 3,000,000,000 shares of Series A common stock, 350,000,000 shares of Series B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Series B common stock. The rights of the holders of Series A common stock and Series B common stock are identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Series B common stock is entitled to ten votes per share and is convertible into one share of Series A common stock at any time. The Company’s Series B common stock also will automatically convert into shares of Series A common stock upon certain transfers and other events.

Preferred Stock

The Company has authorized 100,000,000 shares of Preferred Stock with a par value of $0.001 per share. As of September 30, 2023, there were no shares of Preferred Stock issued or outstanding.

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services. 25% of the shares subject to the warrants vested on the grant date, and the remaining 75% of the shares subject to the warrants vest quarterly in equal amounts until July 28, 2027. On September 22, 2023, upon the Company’s IPO, the vesting of 25% of the total number of warrants was accelerated, and the remaining unvested portion vests quarterly over the remaining term. Vesting will cease, and any unvested portion of the warrants will be cancelled, in the event of a material breach or early termination of the collaboration agreement by Shopify. The exercise price is $0.01 per share, and the term of the warrants is 10 years. These common stock warrants are included as a component of additional paid-in capital within the Consolidated Balance Sheets upon vesting. The Company valued the warrants at the grant date using the Black-Scholes option pricing model with the following assumptions: fair value of common stock, a dividend yield of zero, contractual terms of 10 years, volatility of 55.00%, and a risk-free rate of 2.85%.
The following table summarizes the warrants activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2023	11,217,017	$0.01	9.57
Granted	—
Exercised	(5,706,904)	$0.01	8.96
Cancelled	—
Warrants outstanding at September 30, 2023	5,510,113	$0.01	8.83

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
During the three and nine months ended September 30, 2023, 4,526,162 and 5,706,904 warrants vested, respectively. The Company has no vested but not exercised warrants outstanding as of September 30, 2023. During the three and nine months ended September 30, 2022, 15,743,174 warrants were granted and 3,935,793 warrants vested.

Restricted Stock

In 2019, the Company permitted the purchase of 142,908 shares of restricted stock prior to vesting by an employee of the Company. These shares are restricted and subject to repurchase by the Company until the conditions for vesting are met. Upon termination of employment of the restricted stockholder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability on the Consolidated Balance Sheets as a component of other current liabilities, given the implicit repurchase feature. As of December 31, 2022, the Company has recognized a restricted stock liability of approximately $0.1 million as a component of accrued expenses. As of September 30, 2023, the Company has recognized an immaterial amount of restricted stock liability as a component of accrued expenses. The Company reclassified an immaterial amount of restricted stock liability to stockholders’ deficit upon vesting of restricted shares during the three months ended September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, all restricted stock has been fully vested.
The following is a summary of the non-vested restricted common stock activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2023	26,795	$2.84
Granted	—
Vested	(26,795)	$2.84
Unvested and outstanding at September 30, 2023	—	$—
The aggregate fair value of restricted stock that vested was $0.7 million and $0.9 million during the nine months ended September 30, 2023 and 2022, respectively.

Stock Purchase and Investment Option

On July 28, 2022, the Company entered into a stock purchase agreement in connection with the collaboration agreement and strategic partnership with Shopify. Under the stock purchase agreement, the Company issued and sold 2,951,846 shares of common stock to Shopify at a price of $33.88 per share. The stock purchase agreement also granted Shopify an Investment Option, which allows Shopify to purchase an additional 15,743,174 shares of common stock at a purchase price of $88.93 per share. The Investment Option is exercisable at any time at Shopify’s option until July 28, 2030. The Company determined that the $100.0 million purchase price represents the fair value of the common stock and Investment Option issued to Shopify since the transaction occurred at arm’s length and was not compensatory.

The gross proceeds of $100.0 million were allocated to the common stock and Investment Option based on the relative fair value of each instrument, resulting in $69.4 million being allocated to the common stock and $30.6 million allocated to the Investment Option. The Company incurred $0.4 million of issuance costs which were allocated to the common stock and Investment Option based on their relative fair values. The proceeds allocated to the Investment Option, net of issuance costs, are included as a component of additional paid-in capital within the Consolidated Balance Sheets.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Board adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. As of September 30, 2023, the Company’s authorized common stock includes 82,084,191 shares of Series B common stock reserved for issuance of equity awards under the 2015 Plan; however, all future equity grants will be made pursuant to the Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”), which was approved by the Board effective as of September 19, 2023. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of September 30, 2023, the Company’s authorized common stock includes 44,228,288 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 42,672,032 shares are available for future grants.
The 2015 Plan provides for the grant of various types of stock-based compensation awards including, but not limited to, RSUs, incentive stock options (“ISOs”), non-qualified stock options (“NSOs,” referred to collectively with ISOs as options) and restricted stock awards (“RSAs”) to directors, consultants, employees, and officers of the Company. ISOs may only be granted to employees, and the exercise price thereon cannot be less than the fair value of the Company’s common stock on the date of grant or less than 110% of the fair value in the case of employees holding 10% or more of the voting stock of the Company. The exercise price on NSOs must be at least equal to the fair value of the Company’s common stock on the date of grant. The Company has historically granted RSUs, ISOs, NSOs, and RSAs.
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the nine months ended September 30, 2023 and 2022, the Company solely granted RSUs as further described below.
Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted RSUs to employees under the 2015 Plan and 2023 Plan. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service condition and a liquidity condition (“Double-Trigger”). Generally, the service condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Certain of the RSUs vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. Other RSUs granted vest quarterly over the entire 4-year period. The liquidity condition was satisfied upon the occurrence of the IPO. In general, RSUs granted under the 2023 Plan vest upon the satisfaction of a service condition only. These service conditions are consistent with those under the 2015 Plan detailed above.
Modifications
During the nine months ended September 30, 2023, the Company extended the expiration dates of four employees’ options. The extension of the expiration date impacted 1,004,667 granted stock options, resulting in incremental stock-based compensation expense of $0.8 million during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, the Company accelerated the vesting start dates of two employees’ RSUs. The modification impacted 167,500 previously granted RSUs that were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of the modified RSUs is included in the total stock-based compensation recognized during the nine months ended September 30, 2023.
On March 15, 2023, the Company announced a reduction in workforce that resulted in the termination of approximately 8% of the Company’s full-time workforce (130 employees). As part of the reduction in workforce, the Company modified 608,698 previously granted stock options and 64,301 previously granted RSUs. During the nine months ended

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
September 30, 2023, the Company incurred an incremental stock-based compensation expense of $0.6 million related to the modification of the stock options modified. All RSUs that were modified were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of the modified RSUs is included in the total stock-based compensation recognized during the nine months ended September 30, 2023 and is based on the fair value of the award on the date of modification.
On April 10, 2023, the Company approved an amendment to the vesting schedule of 4,250,947 RSUs governed by the 2015 Plan. Specifically, the vesting schedule of these RSUs were amended to align with the Company’s standard four quarterly vesting dates that were established on a prospective basis in June of 2022. This modification impacted 657 grantees, and all RSUs that were modified were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of this modification is included in the total stock-based compensation recognized during the nine months ended September 30, 2023 and is based on the fair value of the award on the date of modification.
Secondary Transactions

The Company’s employees historically participated in secondary market transactions whereby existing or third-party investors purchased shares owned by the employee associated with previously issued stock-based compensation awards. The Company’s involvement in such secondary market transactions was generally limited to waiving or assigning its right of first refusal over the respective shares. During the nine months ended September 30, 2023 and 2022, secondary investors purchased 912,187 and 901,866 shares of common stock from certain employees, respectively. Stock-based compensation expense related to these transactions, representing amounts paid in excess of then current fair value, totaled $0.8 million during the nine months ended September 30, 2022, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. No stock-based compensation expense was recorded during the nine months ended September 30, 2023 related to secondary transactions.

Stock-Based Compensation Expense
Stock-based compensation included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$21,902	$25	$21,945	$105
Selling and marketing	95,962	96	96,141	909
Research and development	104,829	298	105,642	932
General and administrative	77,282	103	78,589	4,299
Stock-based compensation, net of amounts capitalized	299,975	522	302,317	6,245
Capitalized stock-based compensation expense	1,217	—	1,217	—
Total stock-based compensation expense	$301,192	$522	$303,534	$6,245

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
12. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, restricted stock units and stock options as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the periods presented, as their effect was antidilutive during the three and nine months ended September 30, 2023 and 2022.
The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each series of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Series A and Series B common stock on both individual and combined basis.
The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss per share, basic and diluted:
Numerator:
Net loss	$(297,104)	$(23,873)	$(281,938)	$(48,438)
Denominator:
Weighted-average shares - basic and diluted	240,125,168	231,973,229	237,411,574	228,271,900
Net loss per share attributable - basic and diluted	$(1.24)	$(0.10)	$(1.19)	$(0.21)

Because the Company incurred a net loss position for all periods presented, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.

The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share (in thousands):

	As of September 30,
	2023	2022
Warrants outstanding	5,510,113	11,807,381
Investment Option	15,743,174	15,743,174
RSUs outstanding	13,361,728	10,785,143
Options outstanding	31,844,660	34,528,902
Restricted stock outstanding	—	35,727
Total	66,459,675	72,900,327

13. Restructuring Costs

On March 15, 2023 the Company announced a restructuring plan that resulted in a reduction of approximately 8% of the Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits as well as stock-based compensation from the modification of terminated employee stock options. See Note 11. Stock-Based Compensation for further detail on award modifications due to the restructuring. Restructuring costs included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

Klaviyo, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2023

Cost of revenue	$1,138
Selling and marketing	1,832
Research and development	3,375
General and administrative	1,532
Total	$7,877
The Company recorded an immaterial amount of restructuring costs during the three months ended September 30, 2023. There were no unpaid restructuring costs as of September 30, 2023.
14. Subsequent Events
On October 19, 2023, the underwriters for the IPO exercised their option to purchase additional shares granted in connection with the IPO, with respect to 2,764,066 shares of Series A common stock of a possible 2,880,000 shares. The remaining 115,934 shares of the option to purchase additional shares expired on October 20, 2023. The Company received no proceeds from this transaction, as the option was an option to purchase additional shares of Series A common stock from the selling stockholders. There were no other events or transactions requiring disclosure in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Financial Statements for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2023 in connection with our final prospectus, dated September 19, 2023, filed with the SEC on September 20, 2023 pursuant to Rule 424(b) (the “Final Prospectus”) under the Securities Act of 1933, as amended (the “Securities Act”). As discussed in the section titled “Special Note about Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our Final Prospectus. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Klaviyo enables businesses to drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized consumer experiences across digital channels.
Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, SMS, and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our Customer Data Platform, or CDP, offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. As of September 30, 2023, our platform had efficiently scaled to over 135,000 customers. We define a customer as a distinct paid subscription to our platform. A single organization could have multiple discrete contracting divisions or subsidiaries or brands each with paid subscriptions to our platform, which would, in general, constitute multiple distinct customers. In some cases at the customer’s request, we allow subscriptions under the same parent organization to be consolidated into a single paid subscription in which case such consolidated paid subscriptions would constitute a single customer. We measure our total number of customers as a point-in-time calculation measured as of the end of a particular period. Customers do not include persons or entities that use our platform on a free trial basis.
We generate revenue through the sale of subscriptions to our customers for the use of our platform. Our subscription plans are tiered based on the number of active consumer profiles stored on our platform and the number of emails and SMS messages sent. We currently permit our customers to send unlimited push notifications, which are included as part of our email subscription plan. Active consumer profiles are identified profiles that can be reached via at least one enabled marketing channel in Klaviyo; this means the profile is not suppressed, either by revoking consent or being rendered undeliverable. The vast majority of our subscription plans today are monthly.
Our land-and-expand strategy is designed to align our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails and SMS messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional channels, such as SMS, and additional use cases, such as reviews and our CDP offering, or when their other brands, business units, and geographies start using the platform.
Initial Public Offering

On September 22, 2023, we completed our initial public offering, or our IPO, of 19,200,000 shares of our Series A common stock at a price to the public of $30.00 per share. We sold 11,507,693 of such shares and existing stockholders sold an aggregate of 10,456,373 of such shares, inclusive of the underwriters’ option to purchase additional shares that was partially exercised in October 2023. Our shares of Series A common stock began trading on the New York Stock Exchange on September 20, 2023. We received net proceeds from the IPO of approximately $319.9 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.6 million in offering-related expenses.

Immediately following the effectiveness of the registration statement relating to our IPO, we filed our Amended and Restated Certificate of Incorporation, which authorized a total of 3,000,000,000 shares of Series A common stock, 350,000,000 shares of Series B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Series B common stock.
Factors Affecting Our Future Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including the following factors:
Growth in New Customers
Attracting new customers to our platform is a key driver of our revenue growth strategy. We have successfully grown our retail and eCommerce customer base and believe we have significant room to expand within this vertical as well as expand into other industries, including education, events and entertainment, restaurants, and travel as well as from B2B customers. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing products and capabilities, and the success of our selling and marketing efforts.
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they have and email and SMS messages they send, they move to higher subscription tiers. Second, we cross-sell additional communication channels, such as SMS to customers who started on our platform with our email offering, as well as add-ons, such as reviews and our CDP offering. Finally, we sell our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.

Growth with Larger Customers
When we first launched our platform, we intentionally focused on serving entrepreneurs and SMBs based on the need we saw for a simple and easy-to-use, yet powerful solution for customers in this category, and the large market opportunity within this group of customers. As our customers have scaled and become mid-market companies and larger enterprises themselves, their success with Klaviyo has attracted more interest from similarly sized businesses that are looking to drive better engagement with their consumers. Our ability to continue to move up market is dependent on a number of factors, including our ability to further adapt our platform to the needs of larger accounts, the effectiveness of our sales team, and pricing.
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. Although we only recently expanded to these regions, we have already experienced significant growth with international sales outside of the Americas accounting for 30.8% of revenue for the nine months ended September 30, 2023. We believe that the introduction of additional languages and currencies to our platform will increase our efficacy and ease of use in other regions, as our platform is currently only available in English and US Dollars.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first channel. Since then, we have successfully added other channels, such as SMS and push notifications, as well additional use cases, such as reviews and our CDP offering. Our continued success depends on our ability to sustain product and technology innovation to continue delivering value to our customers. As technology and consumer preferences change, we believe that our ability to drive continuous product innovation will be critical to attract and retain customers and drive revenue growth.
Increased Adoption of Our SMS Offering
We have seen notable success in the expansion of our platform with our SMS offering, which launched in 2021. Once customers adopt our SMS offering, they typically grow their usage over time as they gain comfort and confidence in the new channel. Our SMS offering has higher associated communication sending costs, and as the number of SMS messages sent by our customers increases, we expect our gross margin to decline modestly. SMS messaging is particularly concentrated in the fourth quarter of each year due to the holiday shopping season, and as a result, we expect our gross margin to be most heavily impacted in that quarter. This gross margin impact could be partially offset by our continued work on data storage architecture and gaining further leverage on costs with our increased scale. We believe we will see our overall gross profit dollars increase as customers send more SMS messages if our SMS offering continues to gain traction.
Expansion into New Industry Verticals and Use Cases
As more customers use our platform, we are seeing organic demand from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. While we started with consumer engagement as our initial use case in the retail and eCommerce vertical, we see a large opportunity into other products and verticals. Without an active sales motion, we have attracted customers from verticals other than retail and eCommerce, which indicates the strong interest and applicability of our platform to new verticals. We have begun to explore ways to serve these new verticals more intentionally. For example, we launched Klaviyo for

Wellness in June 2023, which is tailored for fitness studios, salons, and other client-based services within the vertical. In the future, we intend to more actively invest in addressing new industry verticals and product use cases.

Key Performance Metrics

Dollar-Based Net Revenue Retention Rate. We calculate our Dollar-Based Net Revenue Retention rate, or NRR, by first identifying the cohort of customers as of twelve months prior to the date of determination. We then calculate the Annualized Recurring Revenue, or ARR, from this customer cohort as of twelve months prior to the date of determination, or the Prior Period ARR, and the ARR from this customer cohort as of the date of determination, or the Current Period ARR. ARR, for any date of determination, is the annualized value of existing paid subscriptions, which we calculate by taking the amount of revenue that we expect to receive in the next monthly period for our existing paid subscriptions, assuming no changes to such subscriptions in the next month, as of that date of determination, and multiplying that amount by twelve. Current Period ARR includes any expansion, price increases, and customer subscriptions that are deactivated and subsequently reactivated during the applicable twelve-month period and reflects contraction or attrition over the last twelve months from this customer cohort, but excludes any ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time NRR. We then calculate the weighted average point-in-time NRR as of the last day of each month in the current trailing twelve-month period to arrive at the NRR, with the weightings determined by the total ARR at the end of each period. We believe NRR is a key performance metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it represents the expansion in usage of our platform by our existing customers, which is an important measure of the health of our business and future growth prospects. We measure dollar-based net revenue retention rate to measure this growth.

As of September 30, 2023 and 2022, our NRR was 119% and 119%, respectively. We implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as ARR and NRR, and following its implementation, those measures experienced corresponding increases as a result. We may see a decline in these measures now that we have reached the one year anniversary of this price increase.
Customers Generating Over $50,000 of ARR. We calculate our number of customers generating over $50,000 of ARR as those customers that have an average ARR of greater than $50,000 over the prior twelve months (or the entire duration of the customer’s paying relationship, if it is less than twelve months) as of the date of determination. We believe the number of customers generating over $50,000 of ARR is a key performance metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it is an indicator of our ability to grow the number of customers that are exceeding this ARR threshold, both from our existing customers expanding their usage of our platform and from our sales to larger customers. We believe this is an important indicator of our ability to continue to successfully move up market.

As of September 30, 2023, we had 1,699 customers generating over $50,000 of ARR, compared to 899 customers generating over $50,000 of ARR as of September 30, 2022, representing growth of 89% year-over-year.
Seasonality
Generally, demand for our services increases during the fourth quarter as our customers run more marketing campaigns and deploy marketing spend as a result of increased consumer spending patterns during the holiday shopping season. This is specifically prominent within the retail and eCommerce sector in which the majority of our customers operate today. Given our revenue model allows our customers to scale usage as needed, our sequential revenue growth has been historically stronger in the fourth quarter of each year compared to the revenue growth we see in other quarters. Our customers utilize the SMS offering in particular during the holidays; as such, to the extent that the SMS offering grows in proportion to our other channels, we expect that we would see further seasonality. We believe seasonality may continue to impact our quarterly results going forward.
Components of Results of Operations
Revenue
A significant majority of our revenues are derived from sales of subscriptions, which are comprised of fees paid by customers to access our cloud-based software platform for storing consumer’s first-party data and using it to create and deliver personalized and targeted email and SMS marketing services. A small portion of our revenue is currently derived from professional services. For more information on how we recognize our revenues, see Note 2. Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements.
Cost of Revenue
Our cost of revenue primarily consist of cloud-based infrastructure costs, outbound communication sending costs, employee-related costs including payroll, benefits, bonuses, and stock-based compensation expense related to our customer support team, amortization of capitalized internal-use software development costs, and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology.
We expect our cost of revenue to increase in dollar amount as we continue to invest in our platform infrastructure and support, acquire new customers, and existing customers increase their usage of our platform.
Gross Profit
Our gross profit represents revenue, less all cost of revenue.
We expect our gross profit to increase over time due to an increase in revenue. We expect our gross margin to decline modestly in the near term as the volume of SMS messages sent through our platform increases, and it could fluctuate in the long term due to timing of investments and expected increases in our cloud-based infrastructure costs and outbound communication sending costs, including email and SMS, as our customers increase usage of our platform and capabilities. We expect to continue to optimize inputs to our cost of revenue through continued work on data storage architecture and gaining further leverage on costs with our increased scale.
Selling and Marketing
Our selling and marketing costs primarily consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation; sales commissions, partnership expenses for revenue sharing agreements, including to Shopify, other commerce platform partners, and agency partners; as well as costs associated with advertising and marketing activities. Sales commissions are considered an incremental cost to obtain contracts with customers and these costs are deferred and amortized over the expected benefit period. On July 28, 2022, we entered into a collaboration agreement and strategic partnership with Shopify Inc., or Shopify, pursuant to which we issued warrants to Shopify (and certain of its affiliates), or the Shopify Warrants, in exchange for promotion of our marketing services with customers within the Shopify ecosystem. In accordance with relevant accounting policies, we recognize a prepaid marketing expense in connection with the Shopify Warrants. This prepaid marketing expense represents the probable future economic benefit to be amortized over a seven-year expected benefit period and is recorded based on the fair value of the warrants on the grant date.

We expect to continue to make investments in our selling and marketing organization, and expect selling and marketing expense to remain our largest operating expense in dollar amount. Selling and marketing expense may fluctuate from period to period depending on the extent and timing of our marketing initiatives. We expect selling and marketing expense to increase in dollar amount but decrease as a percentage of revenue over the longer term. In the short term, we expect selling and marketing costs to increase as we increase headcount in our go-to-market team, grow into new markets, and pay more in partnership fees to Shopify and other partners as we continue to grow.
Research and Development
Our research and development costs primarily consist of employee-related costs associated with research and development staff, including payroll, benefits, bonuses, and stock-based compensation. We capitalize a portion of our research and development costs that meets the criteria for capitalization of internal-use software. All other research and development costs are expensed as incurred.
We believe continued investment and innovation in our platform, capabilities, and offerings are important for our growth and, as such, expect our research and development costs to continue to increase in dollar amount but remain consistent as a percentage of revenue for the foreseeable future. This percentage may fluctuate from period to period depending on the timing and amount of these expenses.
General and Administrative
Our general and administrative expenses consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation in general corporate functions; procurement, accounting and finance, tax, legal, information technology, project management, and human resources, as well as costs associated with these functions’ use of facilities and equipment, such as depreciation expense, professional fees, and other general corporate costs. Credit card processing fees are also part of general and administrative expenses.
We expect general and administrative expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations governing public companies, such as Section 404 of the Sarbanes-Oxley Act, and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses. Further, we expect an increase in dollar amount of credit card processing fees in line with the expected increase in revenue for the foreseeable future. As a result, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term as we scale our business. This percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term due to increased costs in connection with our initial public offering and heightened compliance requirements associated with operating as a public company. These expenses include increased professional service costs, the increased cost of directors’ and officers’ liability insurance, and costs associated with increasing our employee headcount in certain departments, such as accounting, internal audit, and investor relations.
Interest Income
Interest income consists of income earned from our cash deposits held in interest-bearing accounts.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to U.S. states and foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state net deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Segments
We operate our business through one reportable segment, as well as one business activity, providing software that brings consumers’ first-party data together and uses it to create and deliver highly personalized consumer experiences across digital channels.
Results of Operations
The following tables set forth our results of operations for the fiscal periods presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
($ in thousands)
Consolidated Statements of Operations
Revenue	$175,807	$119,168	$496,481	$327,513
Cost of revenue(1)	58,825	32,619	132,875	90,694
Gross profit	116,982	86,549	363,606	236,819
Operating expenses:
Selling and marketing(1)	167,877	61,482	291,845	153,401
Research and development(1)	141,455	30,090	209,542	75,365
General and administrative(1)	109,853	20,640	156,511	59,012
Total operating expenses	419,185	112,212	657,898	287,778
Operating loss	(302,203)	(25,663)	(294,292)	(50,959)
Other income (expense):
Other income (expense), net	(265)	529	(344)	703
Interest income	6,183	1,537	14,484	1,963
Interest expense	—	—	—	—
Total other income, net	5,918	2,066	14,140	2,666
Loss before income taxes	(296,285)	(23,597)	(280,152)	(48,293)
Provision for income taxes	819	276	1,786	145
Net loss	$(297,104)	$(23,873)	$(281,938)	$(48,438)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$21,902	$25	$21,945	$105
Selling and marketing	95,962	96	96,141	909
Research and development	104,829	298	105,642	932
General and administrative	77,282	103	78,589	4,299
Stock-based compensation, net of amounts capitalized	299,975	522	302,317	6,245
Capitalized stock-based compensation expense	1,217	—	1,217	—
Total stock-based compensation expense	$301,192	$522	$303,534	$6,245
The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	33.5	27.4	26.8	27.7
Gross profit	66.5	72.6	73.2	72.3
Operating expenses:
Selling and marketing	95.5	51.6	58.8	46.8
Research and development	80.5	25.3	42.2	23.0
General and administrative	62.5	17.3	31.5	18.0
Total operating expenses	238.4	94.2	132.5	87.9
Operating loss	(171.9)	(21.5)	(59.3)	(15.6)
Other income (expense):		—
Other income (expense), net	(0.2)	0.4	(0.1)	0.2
Interest income	3.5	1.3	2.9	0.6
Interest expense	—	—	—	—
Total other income, net	3.4	1.7	2.8	0.8
Loss before income taxes	(168.5)	(19.8)	(56.4)	(14.7)
Provision for income taxes	0.5	0.2	0.4	—
Net loss	(169.0)%	(20.0)%	(56.8)%	(14.8)%

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022
Revenue - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Revenue	$175,807	$119,168	$56,639	47.5%
Revenue for the three months ended September 30, 2023 increased by $56.6 million or 47.5%, to $175.8 million compared to $119.2 million for the three months ended September 30, 2022. The increase was primarily due to expansion with existing customers driven by expanded usage of our platform as well as our SMS channel. For the three months ended September 30, 2023, sales to existing customers accounted for approximately 49% of the increase in revenue. Additionally, we estimate our price increase in September 2022 represented a mid-teen percentage of incremental revenue dollars in the third quarter of 2023. Approximately 51% of the increase in revenue was related to new customers, particularly in the mid-market and outside of the Americas. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Revenue	$496,481	$327,513	$168,968	51.6%
Revenue for the nine months ended September 30, 2023 increased by $169.0 million or 51.6%, to $496.5 million compared to $327.5 million for the nine months ended September 30, 2022. The increase was primarily due to expansion with existing customers driven by expanded usage of our platform as well as our SMS channel. For the nine months ended September 30, 2023, sales to existing customers accounted for approximately 65% of the increase in revenue. We estimate our price increase in September 2022 represented a mid-teens percentage increase of incremental revenue dollars in the first nine months of 2023. For the nine months ended September 30, 2023, approximately 35% of the increase in revenue was related to new customers, particularly in the mid-market and outside of the Americas. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Cost of revenue	$58,825	$32,619	$26,206	80.3%
Cost of revenue for the three months ended September 30, 2023 increased by $26.2 million or 80.3%, to $58.8 million compared to $32.6 million for the three months ended September 30, 2022. This was primarily due to an increase of approximately $23.4 million of stock-based compensation expense related to the vesting of RSUs, or Double-Trigger RSUs, which had previously met the time and service condition and vested upon satisfaction of the liquidity event condition in connection with the IPO, and $3.2 million in outbound communication sending costs on behalf of our customers.

Cost of Revenue - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Cost of revenue	$132,875	$90,694	$42,181	46.5%
Cost of revenue for the nine months ended September 30, 2023 increased by $42.2 million or 46.5%, to $132.9 million compared to $90.7 million for the nine months ended September 30, 2022. This increase was primarily due to an increase of approximately $23.4 million of stock-based compensation due to the vesting of Double-Trigger RSUs upon the IPO, $7.6 million in salaries and related personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, and $12.7 million in outbound communication sending costs on behalf of our customers.
Gross Profit - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Gross profit	$116,982	$86,549	$30,433	35.2%
Gross profit for the three months ended September 30, 2023 increased by $30.4 million or 35.2%, to $117.0 million compared to $86.5 million for the three months ended September 30, 2022. This increase was primarily due to revenue growth and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Gross Profit - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Gross profit	$363,606	$236,819	$126,787	53.5%
Gross profit for the nine months ended September 30, 2023 increased by $126.8 million or 53.5%, to $363.6 million compared to $236.8 million for the nine months ended September 30, 2022. This increase was primarily due to revenue growth and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Selling and Marketing - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Selling and marketing	$167,877	$61,482	$106,395	173.1%
Selling and marketing expenses for the three months ended September 30, 2023 increased by $106.4 million or 173.1%, to $167.9 million compared to $61.5 million for the three months ended September 30, 2022. This increase was primarily due to an increase of approximately $98.4 million of stock-based compensation due to the vesting of

Double-Trigger RSUs upon the IPO, $4.4 million in amortization of prepaid marketing expense driven by the Shopify Warrants issued in connection with the Shopify partnership that we entered into during the period ended September 30, 2022, $1.2 million in salaries and related personnel expenses as a result of increases in headcount and bonuses, and an increase in partner marketing and revenue share fees of $3.2 million.
Selling and Marketing - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Selling and marketing	$291,845	$153,401	$138,444	90.2%
Selling and marketing expenses for the nine months ended September 30, 2023 increased by $138.4 or 90.2%, to $291.8 million compared to $153.4 million for the nine months ended September 30, 2022. This increase was primarily due to an increase of approximately $97.6 million of stock-based compensation due to the vesting of Double-Trigger RSUs upon the IPO, $14.4 million in salaries and related personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, $1.1 million due to restructuring expenses incurred in the first quarter of 2023, and $31.0 million in amortization of prepaid marketing expense driven by the Shopify Warrants issued in connection with the Shopify partnership that we entered into during the period ended September 30, 2022. The increase was offset by a decrease of approximately $4.9 million due to a reduction in marketing professional services.
Research and Development - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$141,455	$30,090	$111,365	370.1%
Research and development costs for the three months ended September 30, 2023 increased by $111.4 million or 370.1%, to $141.5 million compared to $30.1 million for the three months ended September 30, 2022. This increase was primarily due to an increase of approximately $106.2 million of stock-based compensation due to the vesting of Double-Trigger RSUs upon the IPO, $3.6 million in salaries and related personnel expenses as a result of increases in headcount and $0.8 million in technology expenses.
Research and Development - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$209,542	$75,365	$134,177	178.0%
Research and development costs for the nine months ended September 30, 2023 increased by $134.2 million or 178.0%, to $209.5 million compared to $75.4 million for the nine months ended September 30, 2022. This increase was primarily due to an increase of approximately $106.3 million of stock-based compensation due to the vesting of Double-Trigger RSUs upon the IPO, $22.1 million in salaries and related personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, $2.8 million in technology expenses, $2.5 million due to restructuring expenses incurred in the first quarter of 2023, and an increase of approximately $0.7 million related to employee travel and expenses.

General and Administrative - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
General and administrative	$109,853	$20,640	$89,213	432.2%
General and administrative expenses for the three months ended September 30, 2023 increased by $89.2 million or 432.2%, to $109.9 million compared to $20.6 million for the three months ended September 30, 2022. This increase was primarily due to an increase of approximately $78.4 million of stock-based compensation due to the vesting of Double-Trigger RSUs upon the IPO, $5.8 million in salaries and related personnel expenses as a result of increases in headcount and bonuses, $1.6 million in payment processing fees, and an increase of approximately $3.0 million in professional expenses.
General and Administrative - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
General and administrative	$156,511	$59,012	$97,499	165.2%
General and administrative expenses for the nine months ended September 30, 2023 increased by $97.5 million or 165.2%, to $156.5 million compared to $59.0 million for the nine months ended September 30, 2022. This increase was primarily due to an increase of approximately $75.5 million of stock-based compensation due to the vesting of Double-Trigger RSUs upon the IPO, $10.8 million in salaries and related personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, $4.9 million in payment processing fees, and an increase of approximately $4.7 million in professional expenses which is mainly attributed to the IPO and public company readiness efforts.
Other Income (expense), net - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Other income (expense), net	$(265)	$529	$(794)	(150.1)%
Other income (expense) for the three months ended September 30, 2023 decreased by an immaterial amount compared to the three months ended September 30, 2022. This decrease was primarily due to unfavorable foreign exchange fluctuations.
Other Income (expense), net - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Other income (expense), net	$(344)	$703	$(1,047)	(148.9)%
Other income (expense) for the nine months ended September 30, 2023 decreased by an immaterial amount compared to the nine months ended September 30, 2022. This decrease was primarily due to unfavorable foreign exchange fluctuations.

Interest Income - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$6,183	$1,537	$4,646	302.3%

Interest income for the three months ended September 30, 2023 increased by $4.6 million to $6.2 million compared to $1.5 million for the three months ended September 30, 2022. This increase was primarily due to income from the volume of newly opened, interest-bearing accounts, including money market funds, as part of our diversified cash management strategy.
Interest Income - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$14,484	$1,963	$12,521	637.9%

Interest income for the nine months ended September 30, 2023 increased by $12.5 million to $14.5 million compared to $2.0 million for the nine months ended September 30, 2022. This increase was primarily due to income from the volume of newly opened, interest-bearing accounts, including money market funds, as part of our diversified cash management strategy.
Provision for Income Taxes - Three Month Change

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$819	$276	$543	196.7%

Income tax expense for the three months ended September 30, 2023 increased by $0.5 million to $0.8 million compared to $0.3 million for the three months ended September 30, 2022. This increase was primarily due to an increase in profits before taxes in our international entities.
Provision for Income Taxes - Nine Month Change

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$1,786	$145	$1,641	NM
______________
NM - Not meaningful
Income tax expense for the nine months ended September 30, 2023 increased by $1.6 million to $1.8 million compared to $0.1 million for the nine months ended September 30, 2022. This increase was primarily due to an increase in profits before taxes in our international entities.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through September 30, 2023, we have financed our operations primarily through sales of equity securities and payments received from our customers. In September 2023, we completed our IPO which resulted in aggregate cash proceeds of approximately $321.0 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.6 million in offering-related expenses, of which $1.1 million was unpaid as of September 30, 2023.
As of September 30, 2023, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $724.4 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $310.9 million in money market funds.
Our primary cash needs are for personnel-related expenses, selling and marketing expenses, and third-party cloud infrastructure expenses.
Based upon our current levels of operations, we believe our operating cash flows provide sufficient liquidity to support liquidity and financing needs for at least the next twelve months. Our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenue and cash flow from operations, and our ability to manage costs and working capital successfully. Additionally, our cash flow generation ability is subject to general economic, financial, competitive, legislative, and regulatory factors, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs.
The following table sets forth, for the periods indicated, our working capital:

	As of,
	September 30,	December 31,
	2023	2022
($ in thousands)
Cash	$723,415	$385,820
Restricted cash, current(1)	386	409
Accounts receivable, net of allowance for doubtful accounts	17,380	10,723
Deferred contract acquisition costs	14,161	11,215
Prepaid expenses and other current assets	26,010	19,336
Accounts payable	9,738	8,890
Accrued expenses	62,602	36,126
Operating lease liabilities	14,449	14,864
Deferred revenue	32,866	25,109
Total Working Capital	$661,697	$342,514
______________
(1)Restricted cash related to our required collateral to fund payroll and credit card obligations in the Australia entity.
Working capital consists of current assets (including cash, current portion of restricted cash, accounts receivable, current deferred contract acquisition costs, current prepaid expenses and other current assets), less current liabilities (including accounts payable, accrued expenses, current lease liabilities, and deferred revenue, all of which is current).
Statement of Cash Flows
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities, and our ending balance of cash. For additional detail, see our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2023	2022
($ in thousands)
Net cash provided by (used in)
Operating activities	$80,727	$(44,466)
Investing activities	(5,435)	(15,918)
Financing activities	262,241	100,945
Net increase (decrease) in cash and restricted cash	$337,533	$40,561
Cash and restricted cash, beginning of period	386,916	327,913
Cash and restricted cash, end of period	$724,449	$368,474

Operating Activities
Net cash provided by operating activities of $80.7 million for the nine months ended September 30, 2023 was primarily attributable to a net loss of $281.9 million adjusted for non-cash charges of $373.3 million and net cash outflows of $10.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $39.7 million of prepaid marketing expense amortization, $9.8 million of depreciation and amortization expense, $11.4 million of amortization related to deferred contract acquisition costs, $302.3 million of stock-based compensation expense, and $9.6 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of $19.0 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, $11.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations, $7.0 million increase in accounts receivable due to an increase in customer billings, and $5.5 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs. The cash outflow was offset by cash inflows primarily from a $7.8 million increase in deferred revenue resulting from increased billings for subscriptions and a $19.1 million net increase in accrued expenses and accounts payable due to timing of vendor payments and the implementation of a company-wide sabbatical program.
Net cash used in operating activities of $44.5 million for the nine months ended September 30, 2022 was primarily attributable to a net loss of $48.4 million adjusted for non-cash charges of $37.5 million and net cash outflows of $33.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $8.8 million of prepaid marketing expense amortization, $6.2 million of depreciation and amortization expense, $7.5 million of amortization related to deferred contract acquisition costs, $6.2 million of stock-based compensation expense, and $8.2 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of $14.2 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, $5.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations, $4.9 million increase in accounts receivable due to an increase in customer billings, $6.5 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, and a net $8.5 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $6.3 million increase in deferred revenue resulting from increased billings for subscriptions
Investing Activities
Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2023 consisted of $0.8 million purchases of property and equipment and $4.6 million of capitalized software development costs.
Net cash used in investing activities of $15.9 million for the nine months ended September 30, 2022 consisted of $14.4 million purchases of property and equipment and $1.5 million of capitalized software development costs.
Financing Activities
Net cash provided by financing activities of $262.2 million for the nine months ended September 30, 2023 primarily consisted of approximately $321.0 million of IPO proceeds net of issuance costs and $4.0 million of proceeds from the exercise of stock options offset by $62.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon completion of the IPO.
Net cash provided by financing activities of $100.9 million for the nine months ended September 30, 2022 primarily consisted of approximately $99.6 million of proceeds from the issuance of common stock net of issuance costs and approximately $1.3 million of proceeds from the exercise of stock options.
Cash Management
We manage our operating cash management activities through banking relationships with our domestic and international subsidiaries and all of our cash requirements were serviced by the operating cash flows of our business. We diversify our cash deposits across a variety of well-established financial institutions based on ratings from nationally recognized rating organizations to reduce our exposure to counterparty and concentration risk.
We expect a continued increase in our cash balances as our business continues. We expect to continue to diversify our cash management strategy to primarily include money market funds, highly-liquid debt instruments of the U.S. government and its agencies, senior corporate bonds, and commercial paper to reduce our global exposure on banking deposits.
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of September 30, 2023 were $60.5 million, with $14.8 million within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of September 30, 2023 were $370.4 million.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023 as compared to the critical accounting policies and estimates included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on September 20, 2023 except for the following:
Stock-Based Compensation
Historically, our RSUs are generally Double-Trigger RSUs subject to a time and service vesting condition and a liquidity event vesting condition, which we have concluded represents a performance condition. Due to the nature of the requisite liquidity events occurring, we determined that the performance condition was not probable of being achieved until our registration statement on Form S-1 filed with the SEC became effective on September 19, 2023; accordingly, we have recorded cumulative stock-based compensation expense of $299.3 million for the nine months ended September 30, 2023 related to Double-Trigger RSUs given the consummation of our IPO.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this filing for a discussion about new accounting pronouncements adopted as of the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations within the United States, United Kingdom and Australia, and are exposed to market risk in the ordinary course of our business. Market risk is the risk of loss that may impact our financial position, future earnings, or future cash flows that may result from changes in financial market prices and rates. Our market risk is primarily a result of fluctuations in interest rates and inflation. We do not use derivative financial instruments for speculative, hedging, or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

We had cash of $724.4 million as of September 30, 2023, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2023, we had no debt, and therefore no potential market risk for interest expense.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. We continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements, and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. The reporting and functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. All of our sales are denominated in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk.

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar would not have a material impact on our operating results.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to, nor is our property currently subject to, any material legal proceedings, nor are we involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations. We are not aware of any governmental inquiries or investigations into our business.

Item 1A. Risk Factors
Investing in our Series A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making a decision to invest in our Series A common stock. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we do not currently believe to be material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially adversely affected. In that event, the trading price of our Series A common stock could decline, and you could lose part or all of your investment. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note about Forward-Looking Statements” for more information.
Summary of the Material Risks Associated With Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. The following is a summary of some of these risks and uncertainties. As a result, this risk factor summary does not contain all of the information that may be important to you, and this summary should be read together with the more detailed description of each risk factor below as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:

•Our rapid historical revenue growth is not indicative of our future revenue growth, and we may not be able to sustain our historical revenue growth rate, in the near term and in the future;

•Our business has experienced rapid growth, and we may fail to effectively manage our growth or anticipated growth;

•We have a limited operating history in a rapidly changing industry, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment;

•We operate in a highly competitive industry, and we may not compete effectively with established companies or new market entrants;

•Our business and success depend, in part, on our ability to successfully integrate with third-party platforms, especially with eCommerce platforms such as Shopify, and our business would be harmed as a result of any disruptions to these third-party platform integrations or our relationships with third-party platform providers;

•Our business and success depend, in part, on the success of our relationships with third parties, such as our marketing agency and technology partners;

•We may experience unfavorable conditions in our industry or the global economy, or reductions in spending on marketing;

•We may not be able to add new customers, retain existing customers, or increase sales to existing customers;

•We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and maintain profitability in the future;

•As we seek to move up-market, we expect our sales cycle with enterprise customers to be longer than with small-and-mid size businesses and we will be required to scale our operations, including by expanding our sales efforts, which may require considerable time and expense;

•We have historically invested significantly in research and development and expect this investment to continue;

•If we fail to adapt and respond effectively to technological changes, evolving industry standards, changing regulations or changing customer or consumer needs, requirements or preferences, our platform may become less competitive;

•We depend on our senior management team, and may lose one or more members of our senior management team or our key employees, or be unable to attract and retain highly skilled employees;

•We collect, process, store, share, disclose, and use personal information and other data, which subjects us to legal obligations related to privacy and security, and we may fail to comply with these obligations;

•We may fail to protect our proprietary technology and intellectual property rights;

•There has been a limited public market for our Series A common stock. The trading price of our Series A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased those shares; and

•The dual series structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, including our directors, executive officers, and their respective affiliates. This ownership limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Risks Relating to Our Business and Industry
Our rapid historical revenue growth is not indicative of our future revenue growth, and we may not be able to sustain our historical revenue growth rate, in the near term and in the future.
We have experienced rapid revenue growth in recent periods. For the three months ended September 30, 2023 and 2022, our revenue was $175.8 million and $119.2 million, respectively, representing an increase of 47.5%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. In addition, we implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as ARR and NRR, and following its implementation, those measures experienced corresponding increases as a result. We may see a decline in these measures now that we have reached the one year anniversary of this price increase. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
•expand subscriptions to our platform for our existing customers;
•increase the number of products we sell;
•improve the functionality of our products and our platform and achieve and/or maintain market acceptance for them;
•retain existing customers;
•attract new customers;

•succeed in selling our products in new verticals and in markets outside the United States;
•keep pace with technological developments;
•price our platform subscriptions competitively;
•increase pricing on sales of our products, which may differ from product to product;
•provide our customers with support that meets their needs;
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
We may not successfully accomplish any of these objectives. If we do not, or if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain our revenue growth for any reason, including the reasons listed above, it may be difficult to maintain profitability, the trading price of our Series A common stock may be volatile, demand for our products and our platform could decline, and our business, financial condition, and results of operations may be adversely affected.
Our business has experienced rapid growth, and if we fail to effectively manage our growth or anticipated growth, our business, results of operations, and financial condition could be adversely affected.
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. For example, our headcount has grown from 1,510 employees as of September 30, 2022 to 1,640 employees as of September 30, 2023. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 55,000 on September 30, 2022 to approximately 71,000 on September 30, 2023. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (such as adding SMS and push offerings alongside our data platform and email offering) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
In addition, our organizational structure has become more complex over time. In order to manage these increasing complexities, we will need to continue to scale and adapt our operational, financial and management controls, as well as our reporting systems and procedures. The expansion of our systems and infrastructure will require us to commit substantial operational, financial, and management resources before our revenue increases and without any assurances that our revenue will increase.
In order to successfully manage our future growth and manage our business effectively, we will need to continue to improve our operating and administrative systems, and our ability to manage headcount, capital, and internal processes. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel in a timely manner or at all, and maintain user satisfaction. If we fail to achieve the necessary level of efficiency in our organization as we grow, then our business, results of operations, and financial condition could be adversely affected.
Further, as our customer base continues to grow, we will need to expand our account management and customer service teams and continue to scale our platform. If we are not able to continue to provide high levels of customer service, our reputation could suffer, which could adversely affect our business, results of operations, and financial condition.
We have a limited operating history in a rapidly changing industry, which makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.
We were founded and launched our platform in 2012. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. Our historical growth should not be considered indicative of our future performance. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as risks and uncertainties related to:
•retention of customers;
•adding new customers, particularly in the mid-market and enterprise categories;
•competition;
•our ability to control costs, particularly our operating expenses;
•network outages or security breaches and any associated expenses;
•foreign currency exchange rate fluctuations;
•executing acquisitions and integrating the acquired businesses, technologies, products, and other assets; and
•general economic and political conditions.
If we do not address these risks successfully, our business, results of operations, and financial condition could be adversely affected.
We operate in a highly competitive industry, and if we do not compete effectively with established companies or new market entrants, our business, results of operations, and financial condition could be adversely affected.
We operate in a highly competitive industry, and we expect competition to continue to increase. We face competition from a number of companies, including Adobe, Salesforce, Mailchimp, and Braze. We believe that our ability to compete depends upon many factors both within and beyond our control, including:
•fast time-to-value and ROI for customers;
•ease of deployment, implementation, and use;
•unified data architecture, with the ability to synchronize unaggregated, historical customer profile data with real-time event data in a single system-of-record;
•integrations with third-party applications, data sources, and open-source technologies;
•breadth and depth of features and functionality;
•quality and accuracy of data and predictive intelligence;
•ability to support multiple use cases and verticals;
•strength of sales & marketing and partnership efforts;
•market vision and product strategy;
•pace of innovation;
•brand awareness and reputation;
•performance, scalability, security, and reliability; and
•quality of service and customer satisfaction.
Many of our current and potential competitors have or may have significantly greater financial, technical, marketing, and other resources than we do. They may secure better terms from partners, adopt more aggressive or alternative pricing policies, or devote more resources to technology, infrastructure, sales, marketing, and customer service. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive or alternative pricing policies which may allow them to attract customers or partners. For example, for our SMS offering, we do not currently separate carrier fees from the fees that our customers pay for our product. In contrast, some of our competitors separate carrier fees from their product fees, which may create the appearance of a lower product fee and which may appear more attractive. Our competitors may also develop a platform or products that are similar to ours or that achieve greater market acceptance than ours. This could attract customers or partners away from our platform or our products and reduce our market share.
In addition, if one or more of our competitors were to merge or partner with another of our competitors, our ability to compete effectively could be adversely affected. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distribution and technology partners or other parties with whom we have relationships, thereby limiting our ability to promote and increase the usage and adoption of our platform. We expect to encounter new competitors, which may include any of our current or future third-party platform providers or technology partners, both geographically and in our market verticals in and outside of retail and eCommerce. We may not be able to compete successfully against current or future competitors, and competitive pressures could adversely affect our business, results of operations, and financial condition.
Our business and success depend, in part, on our ability to successfully integrate with third-party platforms, especially with eCommerce platforms such as Shopify, and our business would be harmed as a result of any disruptions to these third-party platform integrations or our relationships with third-party platform providers.
We depend on product integrations with various third-party platforms, especially eCommerce platforms, to sustain and grow our business. The integration of our platform and our products with these third-party platforms, including eCommerce platforms, provides us with substantial amounts of additional first-party data that would otherwise be costly or difficult to obtain. These integrations also allow us to attract customers that use these platforms to conduct their business activity. Further, our customers’ experience with our platform is dependent on our ability to connect easily to these third-party platforms as well as the effectiveness and utility of these integrations. The companies that operate these third-party platforms generally dictate, to varying degrees, the terms of use of their respective platforms, including the manner and procedure by which we integrate with their respective platforms. We may fail to maintain and improve upon these integrations or relationships for many reasons, including due to our or the third parties’ failure to maintain, support, or secure their third-party platforms in general and our integrations in particular, or errors, bugs, or defects in our or their technology, or changes in our or their technology platforms or our relationship with such third parties due to actual or perceived competing platforms or offerings. Any such failure to integrate data from a third-party platform, or any disruption on an eCommerce platform that prevents us from integrating with that platform or reduces the interoperability between our platform and the respective third-party platform, could harm our relationship with our customers, adversely impact our reputation and brand, and adversely affect our business, financial condition, and operating results.
As of December 31, 2022, approximately 77.5% of our ARR was derived from customers who also use Shopify’s platform, while only approximately 10.6% of our new ARR was derived from customers that came to us through the Shopify app store. Shopify also helps to promote our brand by referring new customers to us, and under our partnership with Shopify we are the recommended email solution for Shopify Plus customers globally. Any disruption to the functionality of our integration with Shopify, including our removal from their app store, could create delays in data synchronization for our customers and adversely affect the customer experience. Further, if Shopify is unable or unwilling to continue to integrate with our platform for any reason, or if our products or our platform no longer integrate with Shopify’s platform, our customers that use Shopify’s eCommerce platform could be required to switch to another eCommerce platform in order to continue using our platform and our products. However, the termination or degradation of our integration with Shopify could cause us to lose customers if these customers do not transition to a new eCommerce platform, or if they transition to a platform that does not integrate with our platform. We also have integrations with other third-party eCommerce platforms, such as BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Salesforce Commerce Cloud, Square, Wix, and WooCommerce, and some of our customers transition from one third-party eCommerce platform to another while remaining on our platform each month. Further, diversifying our contractual relationships and operations with other platforms could increase the complexity of our operations and lead to increased costs. The current term of our agreement with Shopify expires in 2029, and Shopify could refuse to renew such agreement or renegotiate such agreement on terms that are neither favorable to us nor commercially reasonable. If our agreement with Shopify is not renewed, if there are any disruptions to our Shopify integration or if we are unsuccessful in maintaining our relationship with Shopify, for any reason, including actual or perceived competing offerings, the utility of and demand for our platform and our products could decline, and our business, financial condition, and operating results could be materially and adversely affected.
Our business and success depend, in part, on the success of our relationships with third parties, such as our marketing agency and technology partners.
We rely on third-party relationships, such as marketing agency and technology partners, to attract customers and enhance the utility of our platform. If any of the third parties on which we rely fail to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed.
For example, we rely on third-party agency partners and other marketing partners to help us acquire and retain customers. If these partners fail to promote our platform or refer new customers to us, fail to support our existing customers, begin promoting competing brands in addition to or instead of ours, are forced to change their marketing practices in response to new or existing regulations or cease to be viewed as credible sources of information by our potential customers, we may face decreased demand for our solutions, higher than expected customer acquisition costs and loss of revenue.
We also collaborate with third-party technology partners, including systems integrators and third-party developers, to enhance the utility of our platform. For example, these partners build integrations that extend our platform’s core product functionality or bring additional data into our platform. These technology partners may fail to maintain, support, or improve their integrations, which could reduce the utility of our platform and in turn could decrease demand for our platform and products, harm our reputation and brand, and have a negative effect on our business, financial condition, and operating results.
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties. Identifying, negotiating, and documenting relationships with partners requires significant time and resources. Our competitors may be more effective in providing incentives to third parties to favor their products or services or to prevent or reduce use of our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers, as our partners may no longer facilitate the adoption of our service by potential customers.
If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or grow our revenues could be impaired and our business, financial condition, and operating results may suffer.
Unfavorable conditions in our industry or the global economy, or reductions in spending on marketing, could adversely affect our business, financial condition, and results of operations.
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to the COVID-19 pandemic, labor shortages, supply chain disruptions, inflation, a government shutdown, geopolitical developments (such as the Russia-Ukraine conflict and the conflict in the Gaza Strip, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
We may not be able to add new customers, retain existing customers, or increase sales to existing customers, which could adversely affect our business, results of operations, and financial condition.
We derive, and expect to continue to derive, the significant majority of our revenue from the sale of subscriptions to our platform. Our business and our growth are dependent on our ability to continue to attract and acquire new customers while retaining existing customers and expanding both their usage of our platform and the products we sell to them. The demand for our products may be inhibited, and we may be unable to grow our business and customer base, for a number of reasons, including, but not limited to:
•our failure to develop or offer new or enhanced products or features in a timely manner that keeps pace with new technologies, competitor offerings, and the evolving needs of our customers;
•difficulties providing or maintaining a high level of customer satisfaction, which could cause our existing customers to cancel or decrease their subscriptions or stop referring prospective customers to us;
•increases in our customer churn, decreases in our customer renewals or our failure to convert customers from lower tiers to higher tier priced subscriptions;
•perceived or actual security, availability, integrity, privacy, reliability, quality, or compatibility problems with our platform, including unscheduled downtime, outages, or security breaches;
•changes in search engine ranking algorithms or in search terms used by potential customers;
•our inability to market our platform in a cost-effective manner to new customers or to our existing customers due to changes in regulation, or changes in the enforcement of existing regulation, that would affect our marketing or pricing practices;
•unexpected increases in the costs of acquiring new customers;
•our ability to expand into new industry verticals and use cases; and
•our ability to expand into new geographic regions.
In order for us to sustain demand for our products and maintain or increase our revenue growth, it is important that our customers renew and/or expand their subscriptions. Most of our customers’ subscriptions with us are month-to-month, and they therefore have no obligation to renew their subscriptions or maintain their usage levels. Some of our customers have elected not to renew their subscriptions with us in the past, and it is difficult to accurately predict long-term customer retention. Further, to achieve continued growth, we must not only maintain our relationships with our existing customers, but expand our commercial relationships with our existing customers and encourage them to increase usage of our platform.
In order to increase our sales to new and existing customers, we may need to significantly expand our selling and marketing operations, including our sales force and third-party referral and marketing agency partners, and continue to dedicate significant resources to selling and marketing programs, both domestically and internationally. We rely on our marketing agency partners to provide certain services to our customers, as well as refer new customers to our platform. Our ability to increase our customer base and achieve broader market acceptance of our platform will depend, in part, on our ability to effectively organize, focus, and train our selling and marketing personnel, attract new marketing agency partners and retain existing marketing agency partners.
Any failure to continue to attract new customers, retain existing customers or increase usage of our platform by existing customers could have a material adverse effect on our business, results of operations, and financial condition.

We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to continue to be profitable.
We incurred net losses of $49.2 million and $79.4 million in the years ended December 31, 2022 and 2021, respectively, and net losses of $281.9 million and $48.4 million during the nine months ended September 30, 2023 and 2022, respectively. While we have achieved profitability in the past, we are not certain whether we will be able to achieve profitability again in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:

•our technology infrastructure and operations, including systems architecture, scalability, availability, performance, and security;
•platform development, including investments in our platform development team and the development of new products and functionality for our platform as well as investments in further improving our existing platform and infrastructure;
•international expansion;
•our selling and marketing organization, to engage our existing and prospective customers, increase brand awareness and drive adoption of our products;
•acquisitions or strategic investments; and
•general administration, including increased insurance, legal, and accounting expenses associated with being a public company.
We may not achieve the benefits anticipated from these investments, which could be more costly than we currently anticipate, or the realization of these benefits could be delayed. These investments may not result in increased revenue or growth in our business. If we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial condition, and results of operations could be adversely affected, and the trading price of our Series A common stock could decline as a result.
As we seek to move up-market, we expect our sales cycle with enterprise customers to be longer than with small-and-mid size businesses and we will be required to scale our operations, including by expanding our sales efforts, which may require considerable time and expense.
The majority of our customers are small to mid-size businesses and subscribe to our platform on a month-to-month basis. However, as we scale our business and enter into agreements with larger customers, such as enterprise customers, we expect that we will enter into longer-term agreements for usage of our platform and products. We anticipate that these prospective enterprise customers may have lengthy sales cycles for the evaluation and procurement of our platform and the timing of our sales cycles with these enterprise customers and the related revenue may be difficult to predict. For deals that were closed by our sales team in the year ended December 31, 2022 and in the nine month period ended September 30, 2023, our median sales cycle was approximately 8 weeks. This measure excludes any business generated through self-serve channels. Any delays in our sales cycles may increase the amount of time between when we incur the operating expenses related to these sales efforts and, upon successful sales, the generation of corresponding revenue. Further, we may incur additional selling and marketing expenses as we move up-market and shift our sales strategy to adapt not only to longer sales cycles but to the nature of a new sales motion associated with enterprise sales. As we seek to acquire these enterprise customers, we also anticipate that we will need to increase our sales and customer support capabilities. We may also be required to spend a significant amount of time and resources to train our sales and customer support teams for interfacing with enterprise customers, as well as educating our potential enterprise customers and familiarizing them with our platform. Additionally, these large organizations may have large data sets that require us to evaluate our existing data storage, collection and processing capabilities, and enhance the features and scalability of our platform. Enterprise customers may also view a subscription to our platform and products as a strategic decision with significant investment. As a result, these customers may require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. As we engage with enterprise customers, we may expend a greater amount of time and money on selling and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
•the effectiveness of our sales team as we hire and train our new salespeople to sell to large enterprise customers;
•the discretionary nature of purchasing, budget cycles, and decisions;
•the obstacles placed by customers’ procurement processes;
•economic conditions and other factors impacting customer budgets;
•customers’ familiarity with our products;
•customers’ evaluation of competing products during the purchasing process; and
•evolving customer demands.
In light of these factors, it is difficult to predict whether and when a sale will be completed, and if completed, the additional customer engagement and services we will need to provide for the duration of the agreement. Consequently, our efforts to expand up-market and enter into agreements with larger organizations may be difficult and could have a material adverse effect on our business, results of operations, and financial condition if we do not adapt our business to the needs of the enterprise customer base.
We have historically invested significantly in research and development and expect this investment to continue. If these investments do not translate into new products or enhancements to our current products or product features, or if we do not use those investments efficiently, our business, financial condition, and results of operations could be adversely affected.
For the years ended December 31, 2022 and 2021, and the nine months ended September 30, 2023, our research and development expenses were 22.0%, 22.6% and 42.2% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
If we fail to adapt and respond effectively to technological changes, evolving industry standards, changing regulations or changing customer or consumer needs, requirements or preferences, our platform may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer and consumer needs, requirements, and preferences, including changes in the use of channels through which consumers desire to communicate with brands. For example, while email marketing has been the primary product on our platform, our SMS offering is relatively new, and customers may prefer SMS or push marketing campaigns or campaigns using other new types of communication channels to email campaigns in the future. Further, as consumer preferences with respect to communication channels evolve, we may need to adapt to the varying margin profiles of these new technologies and address potential margin compression. The success of our business will depend, in part, on our ability to adapt and respond effectively to changes in customer and consumer preference on a timely basis in the markets that we currently serve, such as retail and eCommerce, and in markets we may enter in the future. Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and products, offer new features as part of our existing products, offer new products, and increase adoption and usage of our platform and products. For example, we expect that the number of integrations with our customers’ infrastructure that we will need to support will continue to expand as customers and developers adopt new software solutions, and we may have to develop new integrations to work with those new solutions. The success of any enhancements to our existing or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, and overall market acceptance. Enhancements to our existing and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or products, or may not achieve the broad market acceptance necessary to generate significant revenue. Further, the use of machine learning and artificial intelligence is becoming increasingly prevalent in our industry, and, although we intend to continue developing our platform’s machine learning and artificial intelligence capabilities to meet the needs of our customers and partners, we may be unable to accurately or efficiently integrate machine learning and artificial intelligence features or functionalities of the quality or type sought by our customers and partners or offered by our competitors. These development efforts may also require significant engineering, sales, and marketing resources, all of which could require significant capital and management investment. If we are unable to enhance our platform and product offerings to keep pace with rapid technological and regulatory change, or if new technologies, including machine learning and artificial intelligence solutions, emerge that are able to deliver competitive products at aggressive or alternative prices, more efficiently, more conveniently or more securely than our platform, demand for our platform and product offerings may decline, and our business, financial condition, and results of operations may be adversely affected.
We depend on our senior management team, and the loss of one or more members of our senior management team or our key employees, or an inability to attract and retain highly skilled employees, could adversely affect our business.
Our success depends upon the continued service and contributions of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. In particular, we depend on the vision, skills, experience, and effort of our co-founder and Chief Executive Officer, Andrew Bialecki. From time to time, our executive management team may change due to the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees, so the loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or disability) could adversely affect our business.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for this type of personnel is intense, especially for experienced software engineers and senior sales executives. In addition, partially in response to the COVID-19 pandemic, we have a large, remote workforce, which adds to the complexity of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.
Many of our key personnel are vested in a substantial amount of shares of Series A common stock, restricted stock units, or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise price of the options or grant date values of the restricted stock units, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Series A common stock. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

If we fail to maintain and enhance our brand, our ability to maintain or expand our customer base may be impaired and our business, financial condition, and results of operations could be adversely affected.
We believe that maintaining and enhancing our brand is important to support the marketing and sale of our existing and future products to new customers and expand sales of our platform and products to existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining and enhancing our brand will depend largely on our ability to carry out effective marketing efforts, provide reliable products that continue to meet the needs of our customers at competitive prices, maintain our customers’ trust, ensure the protection of our customers’ data, develop new functionality and use cases, and successfully differentiate our products and platform capabilities from the products of our competitors. Our brand promotion activities may not generate customer awareness or yield increased revenue and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, the demand for our products may decline, and our business, results of operations, and financial condition may be adversely affected.
Doing business internationally exposes us to significant risks, and our future success depends in part on our ability to navigate the international business environment and drive the adoption of our products by international customers.
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and nine months ended September 30, 2023, we derived 36.3% and 36.2% of our revenue, respectively, from customer accounts outside of the United States. We currently have offices in the United Kingdom and Australia, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including pandemics, terrorist activities, tariffs, trade wars, or long-term environmental risks;
•the need to adapt and localize our platform for specific countries, and the costs associated with adapting and localizing our platform;
•longer payment cycles and greater difficulty enforcing contracts, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage and overtime regulations in these locations;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•laws and business practices favoring local competitors or general market preferences for local vendors or domestic products;

•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents;
•global health crises, such as COVID-19, that could decrease economic activity in certain markets, decrease use of our products, or decrease our ability to import, export, or sell our products to existing or new customers in international markets;
•exposure to liabilities under export control, economic and trade sanctions, anti-corruption, and anti-money laundering laws, including the Export Administration Regulations, the OFAC regulations, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, U.S. bribery laws, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar laws and regulations in other jurisdictions;
•increased financial accounting and reporting burdens and complexities;
•differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;
•burdens of complying with the foreign equivalents of the Telephone Consumer Protection Act, or TCPA, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, or CAN-SPAM, and similar laws and regulations in other jurisdictions;
•burdens of complying with laws and regulations related to privacy and data security, including the EU GDPR and similar laws and regulations in other jurisdictions;
•burdens of complying with laws and regulations related to taxation; and
•adverse tax burdens, foreign exchange controls, and other regulations that could make it difficult to repatriate earnings and cash.
Our failure to manage any of these risks successfully could harm our international operations, and adversely affect our business, results of operations, and financial condition.
Our business and reputation could be adversely affected if our customers are not satisfied with the integration or implementation of our platform and products provided by us or our partners.
The success of our business depends on our customers’ satisfaction with our platform and our products and the support that we provide for our platform and products to help customers integrate and utilize our platform and products. If a customer is not satisfied with the quality of work performed by us or a third party or with the solutions delivered, we could incur additional costs to address the deficiency, which would diminish the profitability of the customer relationship. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products to existing and new customers will suffer and our reputation with existing or potential customers will be harmed, even if the dissatisfaction resulted from services provided by a third-party partner. Further, customer dissatisfaction with our products or support services, or negative publicity related to our customer relationships, could impair our ability to expand the subscriptions within our customer base or adversely affect our customers’ renewal of existing subscriptions.
We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict, could cause the trading price of our Series A common stock to fluctuate, and could cause our results of operations to fall below analyst or investor expectations.
Our quarterly results of operations may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. For example, in the past we have seen an increase in demand for our platform and our products during the fourth quarter of each year and around Black Friday and Cyber Monday. Additionally, factors that may impact these fluctuations include, but are not limited to:
•demand for our platform and products by our customers;
•our success in retaining existing customers and attracting new customers;
•the timing and success of new capabilities by us or by our competitors or any other change in the competitive landscape of our market;

•the amount and timing of operating expenses and capital expenditures, as well as entry into operating leases, that we may incur to maintain and expand our business and operations and remain competitive;
•the timing of expenses and recognition of net revenue;
•reduction in certain customers’ usage of our platform that is subject to seasonal fluctuations;
•security breaches, and technical difficulties involving our platform or interruptions or disruptions of our platform;
•adverse litigation judgments, other dispute-related settlement payments, or other litigation- related costs;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•the timing of hiring new employees;
•the rate of expansion and productivity of our sales force;
•the timing of the grant or vesting of equity awards to employees, directors, consultants, or advisors and the recognition of associated expenses;
•fluctuations in foreign currency exchange rates;
•costs and timing of expenses related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•the impact of tax charges as a result of non-compliance with federal, state, or local tax regulations in the United States;
•changes to generally accepted accounting standards in the United States;
•health pandemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations, or those of our investors or analysts that cover us. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our Series A common stock could fluctuate, and our business, financial condition, and results of operations could be adversely affected.
We rely upon a third-party provider of cloud-based infrastructure to host and sell our products. Any disruption in the operations of this provider or limitations on capacity or interference with our use could adversely affect our business, financial condition, and results of operations.
We outsource substantially all the infrastructure relating to our cloud-based platform to a third-party hosting provider. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. Our products depend on protecting the virtual cloud infrastructure hosted by a third-party hosting provider by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by a third-party internet service provider. Any limitation on the capacity or availability of our third-party hosting provider could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition, and results of operations.
In the event that our service agreements with our third-party hosting provider is terminated or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such provider’s facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
Our business depends on our ability to send consumer engagement messages, including emails, SMS, and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition, and results of operations.
Our brand, reputation, and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS and push notifications, and we depend on third-party services for delivery of such notifications. Any incident broadly affecting the interaction of third-party devices with our platform, including any delays or interruptions in these services that could cause delays to emails, SMS, or mobile and web notifications, could adversely affect our business. Similarly, cybersecurity events could result in a disruption to such third-party’s services, including regulatory investigations, reputational damage, and a loss of sales and customers, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting a third-party service could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, result in a breach under our agreements with our customers, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations.
We depend in part on mobile operating systems and their respective infrastructures to send notifications through various applications that utilize our platform. As new email, mobile devices, and mobile and web platforms are released, existing email, mobile devices, and platforms may cease to support our platform or effectively roll out updates to our customers’ applications. Any changes in these systems or platforms that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. The parties that control the operating systems for mobile devices and mobile, web, and email platforms have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality consumer engagement, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers choose to use products or platforms that do not support our platform, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the email or mobile industries that permit such interoperability. If we are unable to adapt to changes in popular operating systems and platforms, we expect that our customer retention and customer growth would be adversely affected.
We rely heavily on the reliability, security, and performance of our software. If our software contains serious errors or defects, or we have difficulty maintaining our software, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
The reliability and continuous availability of our platform is critical to our business. However, software and products in our industry often contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Our platform may contain serious errors or real or perceived defects, security vulnerabilities, failures or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance of our platform, negative publicity, loss of competitive position, lower customer retention or claims by customers for losses sustained by them and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition, and results of operations. In such an event, we may be required, or may choose, to expend additional resources in order to help correct the problem(s). In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products.
Furthermore, our platform is a cloud-based solution that allows us to deploy new versions and enhancements to all of our customers simultaneously. As a result of any of these events, our reputation and our brand could be harmed, and our business, results of operations, and financial condition may be adversely affected.

Any failure to offer high-quality technical support services may harm our relationships with our customers, our brand, and our results of operations.
Once our products are deployed, our customers depend on our support organization to resolve technical issues relating to our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We may also be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services could increase costs and harm our results of operations because we do not charge our customers for the technical support services we provide. In addition, our sales process is highly dependent on the quality of our products, the reputation of our business, the positive recommendations from our existing customers and through word-of-mouth generally. Any failure to maintain high-quality technical support, or a perception by our customers and others that we do not maintain high-quality support, could harm our reputation and our ability to sell our products to existing and prospective customers, and as a result, could adversely affect our business, results of operations, and financial condition.
If we are unable to maintain our culture and core values as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe our culture and core values are critical to our success and have delivered tangible financial and operational benefits to our customers, employees, and stockholders. Our values impact everything we do in our organization, and we have designed our core values as a guiding set of principles for our employees and business. Accordingly, we have invested substantial time and resources in building a team that reflects our culture and core values. As we continue to grow and develop our infrastructure as a public company, our operations are likely to become increasingly complex, and we may find it difficult to maintain these important aspects of our culture and core values. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture and core values could hurt our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. In addition, the growth of our remote workforce may impact our ability to preserve our culture and core values. Any failure to preserve our culture or core values could negatively affect our future success, including our ability to retain and recruit personnel, and effectively focus on and pursue our corporate objectives.
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of additional significant cost cutting measures. Our restructuring and reorganization activities may also be disruptive to our operations.
We have previously undertaken efforts to streamline our operations and improve cost efficiencies to align with our priorities for 2023, and in March 2023 we announced a reduction-in-force affecting approximately 8% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays or unexpected costs. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
Furthermore, our workforce reductions may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale or productivity. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.
We may take similar steps in the future as we seek to realize operating synergies, optimize our operations to achieve our target operating model and profitability objectives, respond to market forces or better reflect changes in the strategic direction of our business. Our failure to successfully accomplish any of the above activities and goals could adversely affect our business, results of operations, and financial condition.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our results of operations.
Accounting principles generally accepted in the United States, or GAAP, and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are or could be relevant to our business, such as accounting for long-lived asset impairment, goodwill, variable interest entities, and stock-based compensation, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgements by our management could significantly change or add significant volatility to our reported or expected financial performance. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past, and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources or the period of benefit for deferred contract acquisition costs, our results of operations could be significantly affected. For more information, see Note 2. Summary of Significant Accounting Polices in the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
If our judgments or estimates relating to our critical accounting policies and estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline of the trading price of our Series A common stock.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Series A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, business combinations, and tax sharing liability.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. For example, in connection with the audit of our consolidated financial statements for the year ended December 31, 2021, our management identified a material weakness in our internal control over financial reporting related to equity accounting, which was subsequently remediated. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Series A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition, and could cause a decline in the trading price of our Series A common stock.
We face exposure to foreign currency exchange rate fluctuations, and such fluctuations could adversely affect our business, results of operations, and financial condition.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates will increase. We expect to expand the number of transactions with customers that are denominated in foreign currencies in the future as we continue to expand our business internationally. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our results of operations due to transactional and translational remeasurements. As a result of these foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.
Changes in tax law could adversely affect our business, financial condition, and results of operations.
The rules governing U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our Series A common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

Our international operations and structure subject us to potentially adverse tax consequences.
We currently conduct our operations in the United Kingdom and Australia through subsidiaries. Our intercompany arrangements with those subsidiaries are subject to complex transfer pricing regulations administered by taxing authorities in those jurisdictions, and these taxing authorities may challenge our methodologies for our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. In addition, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under the United Kingdom and Australian laws. The relevant revenue and taxing authorities may also disagree with positions we have taken generally. If any such disagreements were to occur (whether with the taxing authorities in jurisdictions where we currently do business or in those of jurisdictions where we may in the future operate) and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
As of September 30, 2023, we had approximately $326.6 million of federal net operating losses, or NOLs, which have an indefinite life. As of December 31, 2022, we had approximately $118.6 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2030. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period, including changes in ownership arising from new issuances of stock. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and financial condition.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and cash generated from our operations through sales of subscriptions to our platform. We cannot be certain when, or if, our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and our growth, and may require additional funds to respond to future business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we incur debt, the debt holders would have rights senior to holders of our Series A common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity or equity-linked securities, our existing stockholders could experience dilution, and new equity securities we issue could have rights, preferences, and privileges senior to those of our Series A common stock. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Series A common stock and diluting their interests. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations.
Partnerships, strategic investments, alliances or acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to enter into joint ventures, or acquire or invest in new businesses, products, platform capabilities or technologies that we believe could complement our products or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in October 2022, we acquired Napkin.io, a platform that provides developers an easy and secure way to write and deploy code. We may not be able to find and identify desirable joint ventures, acquisition targets or business opportunities or be successful in entering into an agreement with any particular potential strategic partner. Additionally, any such venture, acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or our products, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition, and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.
Any future litigation against us could be costly and time-consuming to defend.
We may from time to time become subject to litigation and legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. In addition, insurance might not cover those claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, and our business, financial condition, and results of operations may be adversely affected.
Additionally, members of our board or management team who have had experience as board members, officers, executives or employees of other companies have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming, and the potential outcomes of such actions may negatively affect our reputation.
We agree to indemnify customers and other third parties pursuant to various contractual arrangements we enter into in the course of business, which exposes us to substantial potential liability.
The contracts that we enter into with our customers and various other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to those parties for losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, data protection violations, breaches of representations and warranties, damage to property or persons, or other liabilities arising from our platform, technology, or obligations under such contracts. An event triggering our indemnity obligations could give rise to multiple claims involving multiple customers or other third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers and other third parties, regardless of the merits of these claims. We may not have adequate or any insurance coverage and may be liable for up to the full amount of the indemnified claims. Even where the terms of our contractual arrangements with our customers do not require us to indemnify our customers, we may agree to indemnify or support our customers and various other third parties in connection with litigation involving our products. The foregoing could result in substantial liability or material disruption to our business or could negatively impact our relationships with customers or other third parties, reduce demand for our products, and materially adversely affect our business, results of operations, and financial condition.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with these laws can subject us to criminal penalties or significant fines and adversely affect our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries where we conduct activities. Anti-corruption and anti-bribery laws have been interpreted broadly and enforced aggressively in recent years, and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.
In addition, in the future we may use third parties to conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies we outsource certain of our business operations to, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, prosecutions, loss of export privileges, suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, settlements, damages, severe criminal or civil sanctions, penalties or injunctions against us, our officers or our employees, disgorgement of profits, and other sanctions, enforcement actions and remedial measures, and prohibitions on the conduct of our business, any of which could have a materially adverse effect on our reputation, business, trading price, results of operations, financial condition, and prospects.

The effects of a pandemic, epidemic, outbreak of an infectious disease or public health crises, such as the COVID-19 pandemic, may materially affect how we and our partners and customers are operating our businesses, and the duration and extent of these kinds of events may impact our future results of operations and overall financial performance.
Our business could be adversely affected by health crises in regions where we operate or otherwise do business. For example, the policies and regulations implemented in response to the outbreak of the novel coronavirus disease, or COVID-19, have had a significant impact, both directly and indirectly, on businesses and commerce. Although restrictions have generally been lifted, additional indirect effects such as supply shortages continue to impact segments of the global economy. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. As recently seen in our industry, the conditions caused by the COVID-19 pandemic and its aftermath as well as macroeconomic conditions have caused diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability, and any future health crisis may have a similar impact.
Our operations have in the past been negatively affected by a range of external factors related to the effects of the COVID-19 pandemic that are not within our control. The ultimate extent of the impact of the pandemic, including as a result of possible subsequent outbreaks of COVID-19 or of new variants thereof and measures taken in response will depend on future developments, which remain uncertain and cannot be predicted. We may also be negatively affected by a future pandemic, epidemic, outbreak of an infectious disease or public health crisis. In the past, many cities, counties, states, and even countries have imposed or may impose a wide range of restrictions on the physical movement of our employees, partners, and customers to limit the spread of COVID-19, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives, and shelter-in-place orders. These measures have previously caused, and may cause in the future, business slowdowns or shutdowns in affected areas, both regionally and worldwide. If the COVID-19 pandemic or other global health crisis has a substantial impact on the productivity of our employees and partners, or a continued substantial impact on the ability of our employees to execute responsibilities, or a continued and substantial impact on the ability of our customers to subscribe to our platform or purchase our products, our results of operations, and overall financial performance may be harmed.
To the extent the COVID-19 pandemic or a future pandemic, epidemic, outbreak of an infectious disease or public health crisis adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
Risks Relating to Privacy, Data Security, and Data Protection Laws
We collect, process, store, share, disclose, and use personal information and other data, which subjects us to legal obligations related to privacy and security, and our actual or perceived failure to comply with these obligations could harm our business.
We collect, process, store, share, disclose, and use information from and about individuals, including our customers, their customers and users, including personal information, and other data. As a result, we are subject to a number of different legal requirements applicable to privacy. There are numerous laws around the world regarding privacy and security, including laws regarding the collection, processing, storage, sharing, disclosure, use and security of personal information, and other data from and about our customers, respondents, and users. The scope of these laws is changing, subject to differing interpretations and governmental agency enforcement priorities, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other rules.
We are also subject to contractual obligations regarding the processing of personal information and must comply with our own privacy and security policies. Additionally, if third parties we work with, such as customers, partners, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, these violations may also put our users’ information at risk and could in turn have an adverse effect on our business. In the provision of our services to our customers, we generally act as a “processor” or “service provider” (as such terms are understood under applicable privacy and data protection laws) for our customers, and we rely on our sub-processors to be compliant with applicable law. However, we cannot be certain that all customers will materially comply with their obligations as “controllers” or “businesses” under applicable privacy and data protection law. As “processors” or “service providers” we may be contractually liable to our customers if we fail to meet the terms of our data processing agreements. In addition, we may be subject to investigation or administrative fines from supervisory authorities or subject to individual claims that we failed to comply with the requirements of applicable privacy and data protection law or that we acted without or against the data controller’s lawful instructions. While we generally act as a “processor” or “service provider” in connection with our provision of services to our customers, we also act as “controller” or “business” in certain instances (such as, for instance, in connection with our processing of data concerning our own employees and contractors, the employees and representatives of our customers and in connection with our direct marketing activities). In connection with our activities undertaken in connection with our role as a “controller” or “business,” we are subject to more onerous obligations, the violation of which could cause us to be subject to fines, penalties, judgments, and other losses.
We strive to comply with applicable laws, policies, and legal obligations relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. If we are unable to comply with law, policy or contractual obligations related to privacy and/or the processing of any personal information, we may be subject to lawsuits or governmental investigations, each of which could result in fines, penalties, settlements, judgments or other losses. Any failure or perceived failure by us to comply with our privacy-related policies and/or obligations to customers, respondents, users or other third parties, our data disclosure and consent obligations or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in us, which could have an adverse effect on our business.
We are subject to stringent and changing laws and regulations related to privacy, data security, and data protection. The restrictions and costs imposed by these requirements, and our actual or perceived failure to comply with them, could harm our business.
Our business and platform involves the collection, use, processing, storage, transfer, and sharing of personal information, including such information that we handle on behalf of our customers, as well as confidential information and other sensitive data. Our data processing activities are regulated by a variety of laws, regulations, and industry standards, which have become increasingly stringent in recent years, are rapidly evolving, and are likely to remain uncertain for the foreseeable future. Increasingly, laws that regulate data processing activities are extra-territorial in their scope of application. The global nature of our customer base renders us particularly exposed to being subject to a wide range of such laws and the varying, potentially conflicting compliance obligations they impose on our business.
State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements, and we expect that this trend will continue. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes a number of requirements on covered businesses and gives California residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and creates a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, Virginia, Colorado, Connecticut, Utah, and Iowa have also adopted comprehensive privacy laws. The interpretation and enforcement of these laws are not yet established, and our business operations may not be compatible with the eventual interpretations of these laws, and we may be required to modify those practices, which may harm our business.
Other federal laws impose general, broad requirements designed to protect the privacy and security of personally identifiable information. For example, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). In recent years, the FTC has paid increased attention to privacy and data security matters, and we expect them to continue to do so in the future.
In addition, comprehensive privacy laws have also been proposed in many other states and at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Foreign privacy laws have become more stringent in recent years and may increase the costs and complexity of offering our platform and products in new and existing geographies. Outside of the United States, we are also subject to stringent privacy and data protection laws in many jurisdictions. For example, we are subject to the European Union General Data Protection Regulation and the UK General Data Protection Regulation (collectively, GDPR, except where UK GDPR is distinguished) which impose strict obligations regarding personal data processing activities.
Companies that violate the GDPR can face robust regulatory enforcement and greater penalties for noncompliance, including fines of up to €20 million (or £17.5 million under UK GDPR) or 4% of their worldwide annual turnover, whichever is greater. A wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including audit and inspection rights, and powers to order temporary or permanent bans on all or some processing activities. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In addition to the GDPR, other European data protection laws require that affirmative opt-in consent is procured to the placement of cookies and similar tracking technologies on users’ devices (other than those that are “strictly necessary” to provide services requested by the user). These requirements may increase our exposure to regulatory enforcement actions, increase our compliance costs and reduce demand for our platform. A new regulation proposed in the EU, which would apply across the European Economic Area, known as the ePrivacy Regulation, if and when enacted, may further restrict the use of cookies and other online tracking technologies on which our platform relies, as well as increase restrictions on the types of direct marketing campaigns that our platform enables.
In Canada, our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The federal Personal Information Protection and Electronic Documents Act, or PIPEDA, and various provincial laws impose strict requirements on companies that handle personal information. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private Sector Act, was recently amended by Bill 64, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Québec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with existing and emerging legal requirements in Canada.
Apart from the requirements of privacy and data security laws, we have obligations relating to privacy and data security under our published policies and documentation and certain of our contracts. Although we endeavor to comply with these obligations, we may have failed to do so in the past and may be subject to allegations that we have failed to do so or have otherwise processed data improperly. Such failures or alleged failures could result in proceedings against us by governmental entities, private parties or others as well as negative publicity and reputational damage.
Compliance with applicable privacy, data security or data protection requirements, many of which vary across jurisdictions, is a rigorous and time-intensive process, and we may be required to implement costly mechanisms to ensure compliance. The proliferation of privacy, data security, and data protection laws, regulations, policies, and standards increases the likelihood of differences in approaches across jurisdictions. These differences make it difficult to maintain a standardized global privacy program. Creating jurisdiction-specific approaches requires significant time and resources and the associated complexity increases the risk of potential non-compliance.

Our customers may implement compliance measures that do not align with our platform and products, which could limit the scope and type of platform and products we are able to provide. Our customers may also require us to comply with additional privacy and security obligations, causing us to incur potential disruption and expense related to our business processes. We may also be exposed to certain compliance and/or reputational risks if our customers do not comply with applicable privacy or data protection laws and/or their own privacy notices and terms of use in particular in connection with their processing of personal data, their sharing of personal data with us, the legal bases on which they rely (where applicable) under applicable privacy and data protection legislation for the processing we carry out on their behalf and/or their management of data subject requests which pertain to the processing we carry out on their behalf. In addition, we may decide not to enter into new geographic markets where we determine that compliance with such laws, regulations, policies, and standards would be prohibitively costly or difficult. Geographic markets in which we currently operate could require us to process or store regulated information within such markets only, and establishing hosting facilities in such markets could be disruptive to our business and costly. If our policies and practices, or those of our customers, service providers, contractors and/or partners, are, or are perceived to be non-compliant, we could face (1) litigation, investigations, audits, inspections, and proceedings brought by governmental entities, customers, individuals or others, (2) additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data, orders to destroy or not use personal data and imprisonment of company officials, (3) fines and civil or criminal penalties for us or company officials, obligations to cease offering or to substantially modify our solutions in ways that make them less effective in certain jurisdictions, and (4) negative publicity, harm to our brand and reputation and reduced overall demand for our platform. These occurrences could adversely affect our business, financial condition, and results of operations.
Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, rules, regulations, and other obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, rules, regulations, and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business.
Existing federal, state, and foreign laws regulate the senders of commercial emails and text messages and changes in privacy laws could adversely affect our ability to provide our products and could impact our results from operations or result in costs and fines.
Our business offerings rely heavily on a variety of direct marketing techniques, including email marketing and marketing conducted via SMS. These activities are regulated by legislation such as CAN-SPAM and TCPA as well as state laws regulating marketing via telecommunication services.
The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our platform. In addition, certain states, and foreign jurisdictions, such as Australia, Canada, the United Kingdom, and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform. Any failure by us or our customers to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties.
Foreign privacy laws also regulate our and our customers’ ability to send commercial messages via email. For example, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with CASL could result in significant fines and penalties or possible damage awards.

We also face stringent regulation in connection with our use of telecommunication services for the transmission of marketing messages. The TCPA is a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages. TCPA violations can result in significant financial penalties as a business can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission, or the FCC, or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our SMS texting product is a potential source of risk for class-action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the FCC, as the agency that implements and enforces the TCPA, may determine that our efforts to address the TCPA are insufficient and may subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our platform or our products violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our service fees, and could have an adverse effect on our business. Further, we could be subject to class action lawsuits for any claimed TCPA violations. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Additionally, the scope of the TCPA is frequently under review and future regulations interpreting TCPA may impose new limitations on our or our customers’ ability to send commercial messages via telephone calls, faxes, and text messages. Further, some states have enacted laws similar to, or broader than, TCPA, which may be an additional source of potential claims or liability. In particular, Florida, Washington, and Oklahoma have enacted statutes that impose broader obligations than the TCPA upon companies that rely upon telephone calls or text messages for commercial communications. More U.S. states may pass similar laws in the future, and our ability to conduct our services via telephone or text message may be further limited or expose us to currently unforeseen liability.
In addition, any future restrictions in laws such as the CAN-SPAM Act, TCPA, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues.
If our security measures are breached or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.
Use of our platform involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of or access to or security breaches of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to continue to incur significant expenses to prevent security breaches, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. While we believe we have taken reasonable steps to protect our data, the techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. We have previously been, and may in the future become, the target and victim of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to sell our products. Specifically, in November 2019, we experienced an incident whereby an unauthorized third party manipulated a public-facing URL and accessed certain information, including email addresses, regarding a subset of platform users. Additionally, in July 2022, we were the victim of an attack whereby an unauthorized third party compromised an employee’s credentials and gained access to our internal systems, including email as well as some of our internal support tools, and, as a result, accessed certain information, including name, email address, and phone number, for a subset of our customers.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.
Additionally, as a result of a breach or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities.
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform or our products may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities.
Operating our business and platform involves the collection, processing, storage, and transmission of sensitive, regulated, proprietary and confidential information, including personal information of our customers, their users, and our personnel and our and our customers’ proprietary and confidential information. Security incidents compromising the confidentiality, integrity and availability of this information and our systems have occurred in the past and in the future could result from cyberattacks, computer malware, viruses, social engineering (including phishing and ransomware attacks), credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations (including state-sponsored and criminal organizations), errors or malfeasance of our personnel or our third-party service providers and security vulnerabilities in the software or systems on which we rely. Such incidents have occurred in the past and may occur in the future, resulting in unauthorized access to, inability to access, disclosure of, or loss of our or our customers’ information or our inability to sell our products.
We also rely on third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited.
These third-party providers and technologies may not have adequate measures in place, and could experience or cause a security incident that compromises the confidentiality, integrity or availability of the systems or technologies they provide to us or the information they process on our behalf.

While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential, and personal information in our control, our security measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Cybercrime and hacking techniques are constantly evolving and a challenge of the modern global economy, and we or our third-party service providers may be unable to anticipate threats, detect or react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments.
If we or our third-party service providers suffer, or are perceived to have suffered, a security breach or other security incident, we may experience a loss of customer confidence in the security of our platform and damage to our brand, reduced demand for our products and disruption of normal business operations. Such a circumstance may also require us to spend material resources to investigate, remediate or correct the issue and prevent recurrence, notify regulators, and affected customers and individuals, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, fines, and penalties, and adversely affect our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident or will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition, and results of operations.
A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. A security breach could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us.
Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the FTC, state, federal, and foreign regulators, and private litigants.
We enter into agreements with our customers regarding our collection, processing, use, and disclosure of personal information in relation to the products we sell to them. Although we endeavor to comply with these agreements, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third-party service providers. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity and reputational harm that could adversely affect our business, financial condition, and results of operations.

If our platform fails to function in a manner that allows our customers to operate in compliance with regulations and/or industry standards, our business, financial condition, and results of operations could be adversely affected.
Since our customers are able to upload data into our platform, we may host or otherwise process substantial amounts of personally identifiable information. Some of our customers may require our platform to comply with certain privacy, security, and other certifications and standards. Our cloud-based platform holds various security certifications from industry organizations, designed to meet, in all material respects, the ISO 27001 standards. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our revenue, business, financial condition, and results of operations could be adversely affected.
We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content sent through our platform or the data they store on our servers.
We may be subject to potential liability for the activities of our customers on or in connection with the content or data they store on or send through our platform. Although our customer terms of use and our acceptable use policy, or AUP, prohibit, among other things, (1) illegal use of our platform and our products by our customers, (2) the use of our products for certain activities that do not comply with industry standards and guidelines outlined in our AUP, and (3) the use of our products in any manner that would infringe, misappropriate or otherwise violate the intellectual property rights of third parties, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of our terms of use, our AUP, applicable law or the customer’s own policies, which could subject us to liability and/or harm our reputation.
We do not have a process in place to systematically and comprehensively monitor the content, activities, or messages of our customers in connection with their use of our services, so inappropriate content may be sent to third parties, which could subject us to legal liability. Even if we comply with legal obligations to remove or disable certain content, our customers may continue to send messages through our platform that third parties may find hostile, offensive, or inappropriate. The activities of our customers or the content of our customers’ messages may lead us to experience adverse political, business, and reputational consequences, especially if such use is high profile. Conversely, actions we take in response to the activities of our customers or users, up to and including suspending their use of our platform or products, may harm our brand and reputation.
There are certain statutory and common law frameworks and doctrines that offer defenses against liability for customer activities, including the Digital Millennium Copyright Act, the Communications Decency Act, the fair use doctrine in the United States and the Electronic Commerce Directive in the EU. Although these and other statutes and case law in the United States offer certain defenses against liability from customer activities under U.S. copyright law or regarding secondary liability from TCPA or CAN-SPAM, they are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and in any event we cannot assure you that we will be successful in asserting them. In addition, pending or recently adopted legislation in the EU may impose additional obligations or liability on us associated with content uploaded by users to our platform. Laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Even if ultimately resolved in our favor, we may become involved in related complaints, lawsuits or investigations which add cost to our doing business and may divert management’s time and attention or otherwise harm our reputation.
The standards that private entities and inbox service providers use to regulate and filter the use and delivery of email may interfere with the effectiveness of our platform and our ability to conduct business.
Many of our customers rely on email to communicate with their existing or prospective customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, inbox service providers, and IP addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s IP addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or uses its blacklist.
From time to time, some of our IP addresses have become, and we expect will continue to be, listed with one or more blacklisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses blacklisted due to our scale and volume of email processed compared to our smaller competitors. While the overall percentage of such email solicitations that our individual customers send may be at or below reasonable standards, the total aggregate number of all emails that we process on behalf of our customers may trigger increased scrutiny from these blacklisting entities. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, blacklisting of this type could undermine the effectiveness of our customers’ transactional email, email marketing programs, and other email communications, and could result in a decline in click through rates, all of which could have a material negative impact on our business, financial condition, and results of operations.
Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. In addition, some inbox service providers categorize as “promotional” emails that originate from email service providers and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. If inbox service providers materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, or if the open rates of our customers’ emails are negatively impacted by the actions of inbox service providers to categorize emails, then customers may question the effectiveness of our platform and cancel their subscriptions. This could harm our business, financial condition, and results of operations.
Risks Relating to Our Intellectual Property
Any failure to protect our proprietary technology and intellectual property rights could substantially harm our business, financial condition, and results of operations.
To be successful, we must protect our technology and brand in the United States and other jurisdictions through trademarks, trade secrets, patents, copyrights, service marks, invention assignments, contractual restrictions, and other intellectual property rights and confidentiality procedures. Despite our efforts to implement these protections, these measures may not protect our business or provide us with a competitive advantage for a variety of reasons, including:
•our failure to obtain patents and other intellectual property rights for important innovations or maintain appropriate confidentiality and other protective measures to establish and maintain our trade secrets;
•uncertainty in, and evolution of, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights;
•potential invalidation of our intellectual property rights through administrative processes or litigation;
•any inability by us to detect infringement or other misappropriation of our intellectual property rights by third parties; and
•other practical, resource, or business limitations on our ability to enforce our rights.

Further, the laws of certain foreign countries, particularly certain developing countries, do not provide the same level of protection of corporate proprietary information and assets, such as intellectual property (including, for example, patents, trademarks, trade secrets, and copyrights), know-how, and records, as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights in foreign jurisdictions. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and intellectual property, including technical data, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform and offerings.
Further, litigation may be necessary to enforce and protect our intellectual property or proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation, whether or not resolved in our favor, could result in significant expense to us, divert the efforts of our technical and management personnel and result in counterclaims, including with respect to infringement of intellectual property rights by us. If we are unable to prevent third parties from infringing upon or misappropriating our intellectual property or are required to incur substantial expenses defending our intellectual property rights, our business, financial condition, and results of operations may be materially adversely affected.
In the future we may be party to intellectual property rights claims, disputes, and other litigation brought by others which are expensive to support, and if resolved adversely, could have a significant impact on us.
We compete in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual property and proprietary rights, as well as disputes regarding infringement of these rights. Many of the holders of patents, copyrights, trademarks, trade secrets, and other intellectual property and proprietary rights have extensive intellectual property portfolios and greater resources than we do to enforce their rights. As compared to our larger competitors, our patent portfolio is relatively undeveloped and may not provide a material deterrent to such assertions or provide us with a strong basis to counterclaim or negotiate settlements. Further, to the extent assertions are made against us by entities that hold patents but are not operating companies, our patent portfolio may not provide deterrence because such entities are not concerned with counterclaims.
Any intellectual property claims, with or without merit, that we may become involved with may require us to do one or more of the following:
•cease selling, licensing, or using products or features that incorporate the intellectual property rights that we allegedly infringe upon, misappropriate, or violate;
•make substantial payments for legal fees, settlement payments, subscription fee refunds, or other costs or damages, including indemnification of third parties;
•obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell, offer to sell, import, make or use the relevant intellectual property; or
•redesign certain portions of the allegedly infringing products to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.
Intellectual property infringement claims, with or without merit, are typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. These claims could also subject us to significant liability for damages, including treble damages if we are found to have willfully infringed third-party patents. It may enjoin us from continuing to use certain features or portions of allegedly infringing products or even the allegedly infringing products themselves. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers or otherwise prevent us from competing effectively in the market. As we grow, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.
Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.
We use open source software in our products, and we expect to continue to incorporate open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open source software, these measures may not always be effective. If we were to combine or link our proprietary software products with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software products and allow others to use it at no cost. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products or put our proprietary source code at risk.
From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our products. Some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our platform, we may be required to re-engineer our platform, discontinue the sale of affected products, or take other remedial actions, which may adversely affect our business, financial condition, and results of operations.
Risks Relating to Ownership of Our Series A Common Stock
Our IPO occurred in September 2023. As such, there has only been a public market for our Series A common stock for a short period of time. The trading price of our Series A common stock may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased those shares.

The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic, the Russia-Ukraine conflict, the conflict in the Gaza Strip, and other factors. Additionally, we have a relatively small public float due to the relatively small size of our IPO, and the concentrated ownership of our common stock among our executive officers, directors, and greater than 5% stockholders. As a result of our small public float, our Series A common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. The trading price of our Series A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology companies;
•actual or anticipated fluctuations in our revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of securities analysts or investors;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations; new products, services, or capabilities; acquisitions, strategic partnerships, or investments; joint ventures; or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to privacy and cybersecurity in the United States or globally;
•lawsuits threatened or filed against us;
•actual or perceived privacy or data security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any major change in our board of directors, management, or key personnel;
•other events or factors, including those resulting from war (including the Russia-Ukraine conflict and the conflict in the Gaza Strip), incidents of terrorism, pandemics (including the COVID-19 pandemic), or elections, or responses to these events;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of additional shares of our Series A common stock by us or our stockholders.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Often, trading prices of many companies have fluctuated in ways unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the trading price of our Series A common stock could decline substantially. Such a trading price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
The dual series structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Series B common stock, including our directors, executive officers, and their respective affiliates. This ownership limits or precludes your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval, and that may depress the trading price of our Series A common stock.

Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 55.8% of the voting power of our capital stock as of September 30, 2023. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 40.0% and 14.6%, respectively, of our Series B common stock and together 54.6% of our Series B common stock as of September 30, 2023. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are be able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control prevents or discourages unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

Future transfers by holders of Series B common stock will generally result in those shares converting to Series A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Series B common stock to Series A common stock will have the effect, over time, of increasing the relative voting power of those holders of Series B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Series B common stock could gain significant voting control as other holders of Series B common stock sell or otherwise convert their shares into Series A common stock.
We cannot predict the effect our dual series structure may have on the trading price of our Series A common stock.
We cannot predict whether our dual series structure will result in a lower or more volatile trading price of our Series A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class or series share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders. Under this policy, the dual series structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Series A common stock. These policies are relatively new and it is unclear what effect, if any, they will have or continue to have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual series structure of our common stock, we may be excluded from certain indices, and other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices could preclude investment by many of these funds and could make our Series A common stock less attractive to other investors. As a result, the trading price of our Series A common stock could be adversely affected.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Series A common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and Annual Report on Form 10-K; and
•exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.
We cannot predict if investors will find our Series A common stock less attractive if we choose to rely on the exemptions afforded to emerging growth companies. If some investors find our Series A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Series A common stock and the trading price of our Series A common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the trading price of our Series A common stock and trading volume could be adversely affected.
The trading market for our Series A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts cover us, or if industry analysts cease coverage of us, the trading price for our Series A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Series A common stock or publish inaccurate or unfavorable research about our business, our Series A common stock trading price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Series A common stock could decrease, potentially causing our Series A common stock trading price and trading volume to decline.
Sales of substantial amounts of our Series A common stock in the public markets, such as when the restrictions in the lock-up agreements entered into in connection with our IPO are released, or the perception that sales might occur, could cause the trading price of our Series A common stock to decline.
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline.
A significant portion of our outstanding securities are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will become available to be sold 180 days after the date of the Final Prospectus, subject to earlier release of shares from the restrictions contained in such agreements on the earlier of (i) the second trading day after the date that we publicly announce earnings for the quarter ended December 31, 2023, and (ii) 180 days after the date of the Final Prospectus.
The lead underwriters for our IPO may also, in their discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. Sales of a substantial number of these shares upon expiration of the lock-up and market standoff agreements, the perception that such sales may occur or early release of the restrictions contained in these agreements could cause the trading price of our Series A common stock to fall or make it more difficult for you to sell your shares of Series A common stock at a time and price that you deem appropriate. Shares held by directors, executive officers, and other affiliates are also subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements.
In addition, as of September 30, 2023, we had 31,844,660 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 11,805,472 shares of Series B common stock and 1,556,256 shares of Series A common stock subject to outstanding RSU awards. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
Certain holders of our Series B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Series A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the trading price of our Series A common stock to decline or be volatile.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders and could negatively affect our results of operations.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Series A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. Commencing in the fourth quarter of 2020, we began granting RSUs to employees. RSUs granted under our 2015 Plan prior to our IPO vest upon the satisfaction of both a time and service condition and a liquidity event condition. In September 2023, we completed our IPO, as a result of which the liquidity event condition was satisfied.

Subsequent to the IPO, any unvested RSUs subject to both the time and service vesting condition and liquidity event vesting condition will vest as the time and service vesting condition is met over the remaining service period. During the three months ended September 30, 2023, stock-based compensation expense recognized for RSUs was $299.7 million, which represented $299.3 million of cumulative prior service for RSUs that vest upon satisfaction of both a service condition and a liquidity event condition, including the RSUs that vested in connection with our IPO, and $0.4 million of expenses for RSUs granted during the three months ended September 30, 2023 that vest upon satisfaction of only a service condition. As a public company, our RSUs are only subject to time and service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.
We do not intend to pay dividends on our Series A common stock in the foreseeable future and, consequently, the ability of Series A common stockholders to achieve a return on investment will depend on appreciation in the trading price of our Series A common stock.
We have never declared or paid any cash dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Series A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. The size of our addressable market depends on a number of factors, including the desire of businesses to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security and privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all, which could cause the trading price of our Series A common stock to decline or be volatile.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors, and limit the trading price of our Series A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend our amended and restated bylaws; provided, however, that majority voting shall be required to amend our amended and restated bylaws if our board of directors recommends that the stockholders approve such amendment;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•after the date that the outstanding shares of Series B common stock no longer represent a majority of the combined voting power of our Series A and Series B common stock, or the Voting Threshold Date, prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•until the Voting Threshold Date, our stockholders will be able to act by written consent only if the action is first recommended or approved by our board of directors;
•provide that only our board of directors will be authorized to call a special meeting of stockholders;
•provide for a dual series common stock structure where holders of our Series B common stock are able to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Series A and Series B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•provide that the board of directors is expressly authorized to alter or repeal our amended and restated bylaws; and
•contain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law, or DGCL, may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could potentially limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, other employees, or stockholders to us or our stockholders;
•any action asserting a claim arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (including the interpretation, validity or enforceability thereof); or
•any action asserting a claim that is governed by the internal affairs doctrine, or the Delaware Forum Provision.
Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees, or stockholders which may discourage the filing of lawsuits against us and our directors, officers, employees, or stockholders even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other state courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risk Factors
We have incurred, and we will continue to incur, increased costs as a result of operating as a public company, and our management is required to devote substantial time to support compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred, and we will continue to incur, significant finance, legal, accounting, and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, the reporting requirements of the Exchange Act, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel devote a substantial amount of time to support compliance with these requirements. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and comply with the Sarbanes-Oxley Act and other rules and regulations. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, potentially resulting in continued uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition, and results of operations.
Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership followed by First Republic Bank on May 1, 2023. Although a statement by the U.S. Department of the Treasury, the Federal Reserve, and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit, and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not currently a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our future lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC, and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC, and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations, financial condition, and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability, or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations, financial condition, and results of operations.

Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, or terrorism.
Our corporate headquarters are located in Boston, Massachusetts, and we have employees elsewhere in the United States. We also have offices in the United Kingdom and Australia. A significant natural disaster, such as an earthquake, fire, or flood, occurring at our headquarters, at one of our other facilities, or where a partner is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our third-party vendors, it could adversely affect the ability of our customers to use our platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations in part or in full and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations, and financial condition.
Climate change may have a long-term impact on our business.
We recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary office locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger currently has a low-assessed risk of disrupting our normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the critical infrastructure of the United States, Europe, and other major regions, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 28, 2023, three warrants to purchase up to an aggregate of 3,935,793 shares of our Series B common stock were exercised in cash for 3,935,793 shares of our Series B common stock at a price per share of $0.01. The issuance of Series B common stock shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On October 31, 2023, three warrants to purchase up to an aggregate of 344,381 shares of our Series B common stock were exercised in cash for 344,381 shares of our Series B common stock at a price per share of $0.01. The issuance of Series B common stock shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering of our Series A Common Stock

On September 19, 2023, the Registration Statement on Form S-1 (File No. 333-274211) (the “Registration Statement”) relating to our initial public offering was declared effective by the SEC and we priced our initial public offering. Pursuant to the Registration Statement, we registered an aggregate of 22,080,000 million shares of our Series A common stock, inclusive of the underwriters’ option to purchase additional shares from the selling stockholders, On September 22, 2023, we closed our initial public offering of 19,200,000 shares of our Series A common stock, including the sale by us of 11,507,693 of shares, at a price to the public of $30.00 per share. We received net proceeds of approximately $319.9 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.6 million in offering-related expenses. Goldman Sachs & Co. LLC, Morgan Stanley & Co, LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates, other than to directors or holders of 10% or more of our equity securities that were selling stockholders in the initial public offering, as described below.
The initial public offering also included the sale of 7,692,307 shares of our Series A common stock by selling stockholders. We did not receive any proceeds from the sale of Series A common stock by the selling stockholders. The selling stockholders granted the underwriters an option to purchase up to 2,880,000 additional shares of Series A common stock. The option was exercised for 2,764,066 additional shares on October 19, 2023. Jennifer Ceran, one of our directors, and entities affiliated with Summit Partners, L.P., a holder of more than 10% of our equity securities, were selling stockholders in our initial public offering.
We used $62.9 million of the net proceeds from our initial public offering to satisfy the tax withholding and remittance obligations related to the settlement of outstanding RSUs in connection with the offering. There has been no material change in the planned use of proceeds from our initial public offering as described in our Final Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit Index

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1 filed on August 25, 2023)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Form S-1 filed on August 25, 2023)
4.1	Specimen Series A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1 filed on August 25, 2023)
4.2
Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated May 10, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-1 filed on August 25, 2023)

4.3	Warrant Agreement by and between the Registrant and Shopify Inc., dated July 28, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1 filed on August 25, 2023)
4.4	Warrant Agreement by and between the Registrant and Shopify International Limited, dated July 28, 2022 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-1 filed on August 25, 2023)
4.5
Warrant Agreement by and between the Registrant and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022 (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1 filed on August 25, 2023)

4.6
Stock Purchase Agreement by and between the Registrant and Shopify Strategic Holdings 3 LLC, dated June 24, 2022 (incorporated by reference to Exhibit 4.6 to the Registrant’s Form S-1 filed on August 25, 2023)

10.1
Forms of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1 filed on August 25, 2023)

10.2	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Form S-1 filed on August 25, 2023)
10.3	2023 Stock Option and Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed on August 25, 2023)
10.4	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 filed on August 25, 2023)
10.5 *	Employment Agreement by and between the Registrant and Landon Edmond, effective August 27, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1 filed on August 25, 2023)
10.6 *	Employment Agreement by and between the Registrant and Amanda Whalen, effective August 27, 2023 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form S-1 filed on August 25, 2023)
10.7	Form of Director Offer Letter (incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1 filed on August 25, 2023)
10.8	2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10 14 to the Registrant’s Form S-1 filed on September 11, 2023)
10.9	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-1 filed on August 25, 2023)
31.1 **	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
31.2 **	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a)
32.1 †	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 †	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or any compensatory plan, contract or arrangement.

** Filed herewith.

†     This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLAVIYO, INC.

Dated: November 7, 2023	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2023	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)