Form 10-K
period 2023-12-31
Klaviyo, Inc.
filed 2024-02-29
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-41806
Klaviyo, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0989964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 Summer Street, 6th Floor
Boston, MA 02110
(Address of Principal Executive Offices and Zip Code)
(617) 213-1788
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock, par value $0.001 per share	KVYO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on December 29, 2023, based on the closing price of $27.78 per share of the registrant’s Series A common stock as reported by The New York Stock Exchange on December 29, 2023, was approximately $2.6 billion. The registrant has elected to use December 29, 2023 as the calculation date, which was the last business day of the registrant’s most recently completed fiscal year, because on June 30, 2023 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. Solely for purposes of this disclosure, shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2024, there were 64,329,482 shares of the registrant’s Series A common stock and 196,905,047 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on management’s current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described, anticipated, or implied in the forward-looking statements. Therefore, you should not rely on any of the forward-looking statements as predictions of future events.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
Unless the context otherwise indicates, references in this Annual Report on Form 10-K to the terms “Klaviyo,” “the Company,” “we,” “our,” and “us” refer to Klaviyo, Inc. and its subsidiaries.
RISK FACTORS SUMMARY
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. The following is a summary of some of these risks and uncertainties. As a result, this risk factor summary does not contain all of the information that may be important to you, and this summary should be read together with the more detailed description of each risk factor below as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
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
•Our business and success depend, in part, on our ability to successfully integrate with third-party platforms, especially with eCommerce platforms such as Shopify, and there may be disruptions to these third-party platform integrations or our relationships with third-party platform providers;

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
•We have incorporated and may continue to incorporate artificial intelligence technology into our products and services, which may expose us to additional risks due to the emerging nature of the technology;
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

Part I
Item 1. Business
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
Our modern and intuitive SaaS platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, SMS, and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. By combining easy implementation, rapid time-to-value, and clearly attributable outcomes, we drive substantial ROI for our customers. We focused on marketing automation within retail and eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. As of December 31, 2023, our platform had efficiently scaled to over 143,000 customers, and in 2023 we delivered over $50 billion of KAV (as defined below) to our customers.
Businesses today struggle to deliver impactful consumer experiences because they cannot effectively harness increasingly complex consumer data. At a time when consumers expect more personalized, relevant, and consistent interactions across digital channels, they are instead inundated with an overwhelming number of inconsistent and ineffective marketing messages. As user tracking rules change, third-party data has become unreliable, complicated, and expensive to use. Meanwhile, the proliferation of first-party data has made it difficult for businesses to aggregate, synthesize, and use these disparate data sets.
Other software solutions were not purpose-built to harness customers’ first-party data to deliver impactful consumer experiences. Data-focused offerings, such as cloud data warehouses or operational databases, provide the ability to store and analyze significant volumes of data for general-purpose use cases but are not purpose-built for consumer data and lack the front-end application layer. Marketing solutions are insufficient because they lack the underlying data intelligence. Simple marketing solutions use a flattened and narrowed view of a consumer’s historical data. This basic profile data alone significantly limits the granularity of segmentation businesses can use. Profile data is also difficult to combine with event data, which includes all digital touch points of a consumer’s engagement with a brand and provides necessary real-time information. Point marketing solutions tend to focus on single engagement channels, driving inconsistent and disjointed consumer experiences across digital channels. In an attempt to bridge this gap, other marketing solutions use a patchwork of third-party technologies, such as separate consumer data, learning, and messaging applications. These solutions often require significant technical expertise to implement, operate, and maintain, which limits flexibility, reduces speed, and increases costs. Furthermore, these solutions are not able to provide clear revenue attribution, minimizing ROI.
We built Klaviyo to address these challenges. By vertically integrating our data layer and marketing application, we make it easy for businesses to create and store unified consumer profiles and then use those profiles to derive new insights and ultimately drive revenue generation. We purpose-built a centralized, scalable, and flexible cloud-native data store for our customers to intelligently aggregate and process first-party consumer profile and event data without friction. This approach enables our customers to seamlessly generate unified and highly-granular consumer profiles, populated with data from customers’ systems and from over 350 third-party integrations, from eCommerce platforms – such as Shopify, Salesforce Commerce Cloud, and WooCommerce – to loyalty, customer service, and shipping solutions. We built an application layer on top of our data layer to provide a comprehensive set of tools and features that enable our customers to easily turn consumer preferences into insights and actions. Combining our data layer and application layer into one vertically-integrated platform allows our customers to rapidly segment their consumers, easily create highly-personalized experiences, and automatically send messages customized to their unique brands. This integrated approach also means our customers do not have to pre-configure their data or manage complex integrations.
Our platform and customers benefit from significant network effects. As of December 31, 2023, we assembled over 8.9 billion consumer profiles across our customer base, and in the twelve month period ended December 31, 2023, we processed over 835 billion events, which are data on how consumers engage across channels, such as opening an email, browsing a website, or placing an order. As we add more customers and more anonymized data on our platform, we are able to better refine our predictive models of consumer behavior. These network effects also enable us to continually refine our guided software recommendations to drive more impactful campaigns and specific actions.
Our land-and-expand strategy aligns our own success with that of our customers. We generate revenue through the sale of subscriptions to our customers for the use of our platform. Our subscription plans are tiered based on the number of active consumer profiles stored on our platform combined with the number of emails and SMS messages sent. As our customers’ businesses grow, they utilize more consumer profiles and send more emails and SMS messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional channels, such as SMS, or when their other brands, business units, and geographies start using the platform. In addition, we recently launched our reviews and customer data platform (“CDP”) products. Klaviyo reviews allows customers to collect product reviews alongside consumer data and messages. Klaviyo CDP gives customers user-friendly ways to transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data into and out of Klaviyo at scale. Our CDP offering provides enhanced features and functionality to our core platform offering, including advanced reporting and improved data management tools with minimal additional implementation required.
Our go-to-market strategy is primarily product-led, and we attract the majority of our new customers through inbound channels, such as word-of-mouth, agency partnerships, and platform integrations. Many of our customers come through our self-service channel by simply signing up for our platform without the need for a salesperson’s involvement. We have built a large and growing ecosystem of major eCommerce platforms, agency partnerships, and developers, which helps us efficiently attract new customers. More recently, we have developed an outbound sales team focused on larger accounts. Once customers access the Klaviyo platform, they can easily integrate with more than 350 third-party data sources to import and explore their first-party data and design and run campaigns and automations, providing rapid time-to-value.
Today, our customers primarily operate within the retail and eCommerce vertical, and we are also seeing organic demand from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. We have begun to explore ways to serve these new verticals more intentionally, and to that end we launched Klaviyo for Wellness in 2023. When we first launched our platform, we intentionally focused on serving entrepreneurs and small and medium-sized businesses (“SMBs”). As our customers have scaled and become mid-market companies and larger enterprises themselves, their success with Klaviyo has attracted more interest from similarly sized businesses that are looking to drive better engagement with their consumers. As such, we have continued to build out a sales team to focus on mid-market and enterprise customers.
We grew our revenue 47.7% year-over-year, from $472.7 million in 2022 to $698.1 million in 2023. Our net losses for 2022 and 2023 were $49.2 million and $308.2 million, respectively, representing a year-over-year increase of 526.6%. This increase in net loss year-over-year was mainly driven by $340.8 million in stock-based compensation expense, the majority of which was incurred in connection with the vesting of outstanding equity awards upon our Initial Public Offering (“IPO”). We grew our gross profit 50.9% year-over-year, from $344.7 million in 2022 to $520.2 million in 2023, representing gross profit margins of 72.9% and 74.5%, respectively.

Our Platform
We built Klaviyo because businesses need powerful technology to capture, store, analyze, and predictively use data to drive measurable, high-value outcomes. Our vertically-integrated, highly-scalable, and flexible platform unifies the data and application layers with our messaging infrastructure into one modern tech stack.
•Data Layer. Our highly-scalable platform is optimized for large volumes of data, delivers sub-second-level accessibility, and provides extremely high levels of personalization and attribution. We built our data store from the ground up to be agile, unbound by specific schema or data structures. Our data store synchronizes unaggregated, historical profile data with real-time event data in a single system-of-record. Profile data enables our customers to generate unified consumer profiles with extremely granular segmentation, grouping consumer profiles into precise audiences that update in real-time as consumers interact with our customers. Event data allows customers to send behavior-triggered messages that keep consumers engaged with the right message at the right time. This industry-agnostic, data-first approach represents a new foundational capability in our market and can be applied to new verticals in the future that require the combination of fast performance with real time, predictive intelligence.
•Application Layer. We built an application layer on top of our data layer, which provides a comprehensive set of tools and features that enable our customers to easily turn consumer learnings into insights and actions to drive revenue growth without the need to hire sophisticated and expensive in-house engineers. We started with our marketing application, enabling our customers to create and manage targeted marketing campaigns and flows, track customer behavior, and analyze campaign performance to grow revenue. Our advanced data science and predictive analytics capabilities also utilize artificial intelligence and machine learning so businesses can estimate consumer lifetime value, predict a consumer’s next order date, and calculate potential churn risk. As a result, our application helps companies deliver contextually-relevant and personalized experiences throughout the entire consumer journey and across digital channels, such as email, SMS, and push notifications, through our messaging infrastructure. We focused on marketing automation for business-to-consumer (“B2C”) companies within retail and eCommerce as our first application, and we believe our software is highly extensible across a broad range of functions for B2C and B2B businesses alike.
Because we vertically integrated our data layer, application layer, and messaging infrastructure into one technology stack, our platform provides customers the complete set of technologies needed to design and deliver highly personalized consumer experiences across multiple digital channels.
Key Benefits of Our Platform
We founded Klaviyo in 2012 with a data-first approach to enable our customers to effectively harness their first-party data to deliver impactful consumer experiences. This approach has enabled us to deliver the following key benefits:
•Granular segmentation with real-time action by unifying profile and event data. Our customer data store was designed to consolidate customers’ first-party data at scale, synchronizing and unifying data from over 350 integrations seamlessly into a single system-of-record. To ensure companies have the right information to engage with consumers effectively, our data store is optimized for very large data sets with the capacity to combine and store the entire consumer history of profile and event data of our customers in real time.
•Vertical integration that enables fast execution. Our platform combines our centralized data layer with our front-end application layer in one vertically-integrated technology stack. This offers our customers the ability to store and rapidly analyze consumer data in real-time, then send automated messages with targeting based on these analytics, all within one single platform. This approach also allows our customers to get up-and-running quickly without having to pre-configure their data and manage complex integrations. Going forward, our vertically-

integrated technology stack also gives us the ability to easily extend our platform into new channels and applications.
•Predictive insights enhanced by machine learning and artificial intelligence to drive revenue growth. Our advanced predictive analytics capabilities utilize machine learning and artificial intelligence so businesses can estimate consumer lifetime value, predict a consumer’s next order date, and calculate potential churn risk. Our platform also allows our customers to compare their performance against similar companies in their respective industries and makes recommendations on how to optimize future engagements.
•Easy-to-use functionality purpose-built for business users of any technical skill level. Our easy-to-use platform gives business users of any technical skill level the ability to easily build consumer segments, personalize content, create new automations, run tests, engage with their consumers, and launch marketing campaigns with differentiated experiences. Our platform offers simple, one-click drag-and-drop customizable templates for designing messages and generative artificial intelligence tools for creating content, allowing our customers to easily create impactful experiences customized to their unique brands. For advanced functionality, we offer a suite of tools to enable developers to build rapid automations for different use cases and quickly integrate with other systems efficiently, all from a simple and intuitive user interface.
•Coordinated engagement across channels. We enable our customers to coordinate their multi-channel consumer engagement strategy across digital channels, such as email, SMS, and push notifications, without friction. Our predictive analytics solutions also provide recommendations on which channel to use to drive higher engagement. Our multi-channel capability results in fewer integrations to maintain and reduces the number of tools that our customers need to learn, while ensuring the right communication is used for the right channel, ultimately increasing speed and efficiency while reducing costs. Our vertical integration also allows us to easily expand into new channels, enabling our platform to evolve with consumer preferences.
•Rapid and efficient implementation with clear, attributable value to drive high ROI. Due to our pre-configured data model and automatic integrations, our platform offers rapid and efficient implementation. Meanwhile, due to our advanced technological architecture and vertical integration, we can ascribe the amount of revenue that our customers generate with specific engagements through our platform, quickly and easily quantifying their success.
Our Growth Strategies
We intend to leverage our differentiated approach to capitalize on our large market opportunity and leading market position to fuel future growth with the following key growth strategies:
•Attract new customers. We have rapidly expanded our customer base to over 143,000 as of December 31, 2023 due to our product-led growth strategy. We expect to continue to acquire new customers through inbound channels, such as word-of-mouth, expanding platform integrations and agency partnerships, and growing our sales team that focuses on larger accounts. As the customers on our platform continue to grow, this creates a powerful network effect for our brand when existing Klaviyo users change employment and advocate for the adoption of our platform at their new employer.
•Expand sales within our existing customer base. We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We are maniacally focused on making our platform intuitive and exceptionally easy-to-deploy, driving our customers to expand their usage of our platform in a self-serve manner. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they have and email and SMS messages they send, they move to higher subscription tiers. Second, adding more communication channels and use cases, such as SMS and reviews, further expands the sales we generate from existing customers. We also recently launched our CDP offering, which gives our customers user-friendly ways to transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data into and out of Klaviyo at scale. Finally, we expect to continue to see growth from selling our platform to our customers’ other brands, business units, and geographies.
•Grow our mid-market and enterprise presence. While we started with SMB customers, we have also driven significant growth with mid-market companies and have an emerging presence with large enterprises. As customers drive growth and value by using our platform, their success with Klaviyo has attracted more interest from other mid-market companies and enterprises that are looking to drive better engagement with their consumers, bringing our business and sales motion up-market.
•Expand internationally. We believe we have significant expansion opportunities in international markets. We initially started by serving customers in North America and, in 2019, we opened our London, England office to serve the European region, followed by our Sydney, Australia office in 2022 to target the Asia Pacific region. We currently offer our platform and service only in English and only bill in US Dollars. Based on these successful expansions, we believe we have significant international opportunities ahead, especially as we add additional languages and currencies to our platform.
•Invest in our platform. We have a history of innovation and will continue to develop and invest in our platform to provide more value to our customers over time. We launched with our data platform and email offering, and have since added additional communication channels, such as SMS and push notifications, and additional use cases, such as reviews and our CDP offering. Near term, we have a clear product roadmap ahead of us, including the launch of other marketing applications. Given the broad applicability of our platform, we believe that long-term we can continue to launch new channels and capabilities to attract new customers as well as cross-sell to our existing customers.
•Expand into new verticals and use cases. We chose eCommerce as our initial focus area because we found that there was a massive need for our technology solution in that market. We believe that our technology platform has broad applicability across a range of industry verticals and use cases. We have already seen organic adoption of our platform in verticals such as education, events and entertainment, restaurants, and travel, as well as from B2B companies.
Our Products
Our vertically-integrated, highly-scalable and flexible platform unifies the data and application layers with our messaging infrastructure into one modern tech stack, providing all the features and automation tools necessary to drive personalized consumer engagement:
Messaging Infrastructure
Email: The core capability of our platform is to enable businesses to send personalized emails to their consumers. This includes a range of drag-and-drop email templates, allowing customers to easily edit and customize pre-built templates; email campaigns and automations, including Smart Send Time features, generative AI for subject line creation, and A/B testing tools; and advanced consumer list segmentation, all of which are tools to help create high-performing email engagements.
SMS: Our SMS marketing capability enables customers to send targeted text messages to their consumers and strengthen relationships through our conversational SMS feature, which allows businesses to send personalized responses to consumers in real-time. We also offer built-in contact cards to ensure that texts from our customers don’t appear as random numbers. Our consent management and compliance tools save time and money for our customers and enable them to focus on delivering a highly personalized consumer experience. Our AI-powered SMS suggested responses generate replies for our customers when consumers send them texts.
Push: Our push notification channel allows customers to send personalized push notifications on iOS and Android devices to engage consumers with timely and relevant mobile app notifications to build omnichannel experiences.

Our multi-channel approach allows our customers to communicate with their consumers in the manner that best serves their diverse business needs. By creating a single, holistic view of the consumer, we can help customers understand and communicate with their consumers across all channels. For example, some customers may choose to engage with consumers asynchronously through email with highly-segmented, personalized, and cost-effective messages. However, in some cases, such as notification of a flash sale, customers may choose to drive revenue through concise, action-oriented interactions delivered in real-time through SMS or push. Because our platform was purpose-built to help customers understand their consumers, our customers can leverage consumer profiles, event data, and AI-powered predictive analytics to deliver highly personalized messages across relevant communication channels, rather than through disparate and disjointed channels.
Other Applications
Reviews: Our recently launched reviews add-on allows our customers to collect product reviews alongside their existing consumer data and messaging in Klaviyo, delivering a more seamless experience across the customer lifecycle.
Customer Data Platform: Our recently launched CDP offering allows our customers to manage and deploy their data in Klaviyo more effectively. Our CDP is built on the same infrastructure as Klaviyo’s marketing application and provides user-friendly tools to unify, enrich, and transform data, run more advanced reporting and predictive analysis, and sync data into and out of Klaviyo at scale. Our CDP is built for businesses of all sizes and gives customers access to powerful predictive analysis functionality.
Product Features
Integrations: We integrate with a wide range of data sources such as retail and eCommerce platforms, including Shopify, Salesforce Commerce Cloud, and WooCommerce, to comprehensively replicate all historical profile and event data in Klaviyo and synchronize data going forward. These integrations allow our customers to create a complete consumer source of record, bringing additional profile and event information into Klaviyo with minimal engineering effort.
Segmentation: Our advanced audience segmentation allows businesses to create consumer segmentation based on all the consumer data they have available in Klaviyo, including purchase history, engagement levels, and Klaviyo-powered predicted customer lifetime value. The segmentation feature enables our customers to better target consumers with personalized engagement. Via Klaviyo’s outbound integrations, segments can be automatically pushed to ad networks to further target consumers or accessed via API to power actions in other systems.
Automation — Campaigns and Flows: Our Flow Builder allows customers to set up automations that trigger messaging or actions in other systems via webhooks based on any consumer information stored in Klaviyo. With our campaign management software, businesses can easily build personalized marketing campaigns based on their consumer data. These campaigns can be delivered across our communication channels to deliver a personalized omnichannel experience. Businesses can also use our marketing automation software for campaigns, which deliver regular interactions to inform their consumers about new channel launches, sales announcements, and newsletters. Our platform has built-in generative artificial intelligence capabilities to allow users to auto-generate email and SMS content. Our built-in attribution allows customers to quantify and understand the revenue impact of campaigns and flows.

Analytics and Benchmarks: Our predictive analytics features use artificial intelligence and machine learning to drive valuable consumer insights related to consumer lifetime value, churn risk, and behavior forecasting. Our benchmark feature aggregates anonymized performance data across our customer engagement strategies and allows businesses to compare their performance to that of their industry peers. Business metric comparisons such as open rate, average cart value, and subscriber rate allow businesses to evaluate the effectiveness of their engagement strategy and identify key areas of opportunity.
Our Technology
The Klaviyo platform was engineered from the ground up to be cloud-native, consisting of a set of reusable primitives — for example, the data store, segmentation engine, campaigns and flows, and messaging infrastructure — that provide tight vertical integration but are independent and extensible. Our entire data platform was designed to power many applications, with marketing as the first one.
Our data layer is the core of the Klaviyo platform and the foundation on which we built all our functionality. We built a composite data store that aggregates effectively unlimited amounts of data in a way suitable for transactional, analytical, and machine learning workloads. The extensible architecture of our data store runs an ingestion pipeline responsible for deduping, data augmentation, and identity resolution. This pipeline spawns multiple projections in real-time as billions of facts and actions are ingested, enabling us to store the processed data in multiple formats. The extensibility of the projection mechanism allows us to easily add more use cases as needed.
The overarching architectural decision to use independent reusable primitives across the data layer, application layer, and messaging infrastructure was key to providing the level of scalability, reliability, and performance that our platform offers.
Scalability
Efficient Computation and Storage: Our vertically-integrated platform is built for massive scale using cloud computing. In order to enable our customers to create dynamic, personalized experiences for their end users, we efficiently ingested and stored over 2.2 billion events every day on average during 2023. We use this data to power personalization and send billions of messages across multiple channels each month, including email, SMS, and push notifications.
Optimized for Large Data Sets: Our data store is optimized for very large data sets with the capacity to combine and store our customers’ entire consumer history of profile and event data in real time without expiration of the ingested data. Architectural techniques such as data partitioning and indexing across natural query seams allow our platform to scale with our customers.
Reliability
We store all Klaviyo data in the cloud and use fundamental building blocks of that platform, such as elastic compute cloud instances, elastic load balancers, and block storage.
Our systems are designed to be redundant and most of the intra-system communication is done asynchronously, which allows us to achieve a high degree of reliability. We built redundancy in every level of the stack. For example, every sub-system runs on multiple data centers, reducing the dependency on a specific data center. Additionally, we have built extensive monitoring to detect and recover from incidents and alert for potential anomalies.
In addition to reliability, we also built our platform with message deliverability as a top concern. Our customers demand tools that help them maintain a trusted reputation with their consumers and channel providers, which we accomplish by delivering personalized experiences on time and in accordance with applicable laws, regulations, and best practices. To further ensure trust in delivery, we also provide features like guided warming, shared and dedicated sending internet protocol addresses, and a tight feedback loop with channel providers. We ensure a frictionless experience for our customers, and therefore a differentiated user experience, with this focus on the reliability and scale of our messaging platform.
Performance
Fast Access to Data: Our composite data store is engineered for scale and speed without requiring workarounds and limitations. Our strong data store performance is based on our projection architecture and the selection of multiple backing databases including technologies such as MySQL, PostgreSQL, Clickhouse, and S3. This allows us fast access to range and point queries, complex segmentation, and aggregations, such as the amount spent by a consumer over the last 30 days.
We have intentionally separated our application layer from our data stores through the implementation of rich front-ends including HTML, JavaScript, and CSS that use techniques like backend-for-frontend APIs and leverage content delivery networks to reduce latency in accessing data.
Research and Development
Our research and development organization is responsible for leading continuous innovation of our platform and channels, through the design, development, testing and delivery of features, and new technologies. It is also responsible for reliably operating and scaling our platform including the underlying cloud infrastructure. Our research and development team is organized in pillars aligned with our vertically-integrated stack. We additionally have small teams focused on new ventures that are oriented towards long-term growth initiatives.
Each pillar is organized as small teams with high levels of ownership of the technology they develop/deploy and a mindset of continuous delivery for our customers. We believe this setup allows for rapid innovation of our platform. Research and development employees are primarily in Boston, Massachusetts. We intend to continue to invest in our research and development capabilities to expand our platform capabilities and offerings.
Our Ecosystem
Our partner ecosystem enriches our customer offerings and helps us reach a broader audience than we would be able to reach on our own. Our partner ecosystem includes commerce platforms, other technology companies, marketing agencies, systems integrators, and developers. Each constituent of our ecosystem contributes to the growth of our business increasing our collective reach, the depth of our integration portfolio, and the breadth of our customer data.
Commerce Platforms
Through our partnerships and data integrations with commerce platforms, we are able to aggregate and analyze our customers’ first-party consumer data in real-time to drive more and better insights for our customers. Our platform completes the technology stack for direct-to-consumer businesses, combining their commerce engines with our powerful solution to drive revenue growth through data-driven, highly personalized experiences. In July 2022, we completed a series of transactions to memorialize our strategic partnership with Shopify, which established Klaviyo as the recommended email solution for all Shopify Plus merchants. We also partner with most other major commerce platforms, including BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Magento (Adobe), Salesforce Commerce Cloud, Square, Wix, and WooCommerce. We have additionally integrated with Amazon Buy with Prime. Our platform integrations create value for customers across a variety of verticals beyond retail and eCommerce. For example, we integrate with Olo in the restaurant industry, Mindbody in the fitness and wellness industry, and Eventbrite in the events industry.
Other Technology Partnerships
We enhance our platform through our large technology partner ecosystem and robust library of integrations with other technology platforms, including Google, Meta, Zendesk, Gorgias, LoyaltyLion, Okendo, and Yotpo. We have built a robust suite of over 350 pre-built integrations and native data sources that customers want connected to their Klaviyo hub. Customers can leverage our fast, easy-to-use integrations to synchronize real-time data from technology companies specializing in payments, credit cards, order management, support tickets, subscriptions, shipping, surveys, referrals, and reviews, among others. Through these integrations, we have been able to build comprehensive consumer profiles on behalf of our customers that include information on consumer spend and details on non-financial activities, such as interactions with customer service, website activity, loyalty, social media, and more.
Marketing Agencies and Systems Integrators
We have built a deeply-invested community of digital marketing agencies, systems integrators, freelancers, and other consulting partners who recommend their clients use Klaviyo to design, run, and measure their marketing campaigns. In 2023, more than 5,000 unique marketing agency and consulting partners referred leads to Klaviyo. These agencies help our customers run effective campaigns using Klaviyo, and provide strategic guidance to help our customers achieve their goals utilizing our platform. Many of these partners develop in-house Klaviyo expertise, build Klaviyo-dedicated service offerings, and go-to-market as a Klaviyo partner. We mirror the investment these partners have made in Klaviyo by offering them a partner program (including incentives and requirements), partner-specific tools, and dedicated training and support. Marketing agencies partner with us because our platform is able to help their clients more effectively target consumers, and in the process, the agencies are able to grow their own businesses.
Systems integrators support many of our mid-market and enterprise customers and work with businesses to help them get started on our platform. In some cases, our systems integrator partners leverage our flexible and scalable APIs to build custom integrations and bespoke solutions for their customers.
Developers
We provide many developer-friendly features, including a flexible data architecture, no data pre-configuration requirements, API reference documentation and guides, new SDKs and developer tools, a community forum for collaboration, and monthly newsletters to help developers stay informed on all upcoming releases. We offer several incremental features that serve developers, including the ability to run code hosted on our platform. As a result, when developers are using our platform to build and test code, they can do so without needing to set up separate hosting environments. We also provide developers with data sample generation tools, allowing developers to run and test their code against real, anonymized datasets which we generate for them as sample sets, versus relying on the developer to identify, obtain and ingest relevant data sets for their work.
Our Customers
Our platform serves businesses of all sizes, across industries and geographies. Our customers range from entrepreneurs and small and medium-sized businesses to mid-market businesses and enterprises. Today we have a strong presence in the retail and eCommerce vertical and see growth from international customers. As of December 31, 2023, we served over 143,000 customers, up from 119,000 customers as of December 31, 2022.
Our Go-To-Market Strategy

Our product-led growth motion has helped build a highly efficient go-to-market engine powered by our strong platform and fast time-to-value, with limited reliance on professional services teams for implementation. Our marketing activities are designed to build broad brand awareness, generate thought leadership and create demand and leads for our sales organizations within our target markets.
Our large and growing ecosystem of major eCommerce platforms, agency partnerships, and developers, helps us efficiently attract new customers. We primarily attract new customers through inbound channels based on our reputation and product quality, such as word-of-mouth, commerce platform partnerships, and agency partnerships. We have a customer first approach and have designed our platform with the north star of helping businesses improve their engagement and drive revenue. As we deliver significant measurable and attributable value to our customers, they have become powerful advocates of our solution which allows us to benefit from a strong word-of-mouth motion.
Many of our customers come through our self-service channel by simply coming to our website and signing up for our platform without the need for our sales team’s involvement. Customers can start with a free tier of our platform or land directly with one of our paid subscription tiers.
With geographic coverage across Americas, EMEA, and APAC, our sales organization serves prospective customers and existing customers of all sizes. In addition to our self-service model, we deploy a high-velocity inside sales team focused on new customer acquisition, a mid-market and enterprise sales team, and a customer growth team focused on maximizing customer value and introducing all Klaviyo SKUs. Our acquisition teams respond to inbound and partnership-referred leads while also supplementing this demand by going outbound directly to businesses to introduce Klaviyo. Our go-to-market motion targets decision makers participating in the marketing-spend cycle, including the chief marketing officer, chief customer officer, and other key functional marketing heads.
Our outbound sales motion and sales process for all customers is differentiated by the amount of tangible advice and recommendations we are able to provide. Using all available channels, including social, video, email, phone, and SMS, we are able to deliver actionable insights to prospective customers that help them drive revenue growth.
Customer Experience and Customer Success
As a customer-first organization, our customers are at the heart of everything we do. We believe that the customer experience, along with the value they derive from Klaviyo, differentiates us in the marketplace. We provide our customers a comprehensive set of capabilities and services that support their journey with us. As a partner that creates value, we earn our customers’ trust, and that trust helps drive net retention through renewals and expansion.
We engage with our customers from large to small through dedicated programs, such as Customer Success at Scale, Voice of the Customer, and with dedicated Customer Success Managers for our largest customers. With this ongoing feedback, we can continue to make impactful improvements to our platform and to the customer success and support experiences we offer.
Our Customer Success and Support teams provide a wide range of services that help meet our customers’ needs, including the following:
•Starting from the beginning of their journey, our onboarding teams work quickly to get customers set up with the right configuration and features to meet their business goals.
•For our smallest customers, we offer self-service journeys that support and guide them from on-boarding to adoption to expansion.

•For our largest customers we offer white glove engagement, guiding the customer as a trusted advisor around best practices, industry trends, and new product features and functionality, helping our customers optimize their success with Klaviyo and ultimately drive their own growth.
•Our Customer and Partner Education Services team offers capabilities from free ungated content via social channels, learning tutorials, and live virtual hands-on training sessions, to helping customers set up segmentation, flows, and campaigns.
•We offer dedicated developer education and technical documentation as well as a developer-specific community to support and grow our developer ecosystem.
Our Customer Success and Support teams are the face of Klaviyo. In every interaction, we have the opportunity to educate and inspire our customers and partners. All of our customers, from a single entrepreneur to a Fortune 500 executive, rely on Klaviyo to drive their business. We take this responsibility seriously, and offer global support to all customers regardless of size.
Competition
The market in which we compete is evolving and highly competitive. There are several established and emerging competitors that address specific aspects of our platform, but we believe that none of our competitors currently offer comparable solutions that have the comprehensive functionality of our platform. Our main competitors are:
•Marketing solution providers, such as Mailchimp and Braze;
•Large, consolidated marketing automation software providers, such as Adobe and Salesforce; and
•Data-focused vendors, such as providers of cloud data warehouses or operational database technologies, which provide data infrastructure but are not purpose-built for consumer data and lack the front-end application layer.
In addition, our competitors could merge or partner with one-another or strengthen cooperative relationships with strategic distribution and technology partners or other parties.
Our market is fragmented, highly competitive, and continues to evolve. We believe that the key competitive factors in our market are:
•Fast time-to-value and ROI for customers;
•Ease of deployment, implementation, and use;
•Unified data architecture, with the ability to synchronize unaggregated, historical customer profile data with real-time event data in a single system-of-record;
•Integration with third-party applications, data sources, and open-source technologies;
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
We believe that we compare favorably on each of these factors relative to our competitors. However, some of our competitors and potential competitors may be larger and have greater brand awareness, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases, and significantly greater resources for product development. Additionally, because our market is rapidly developing, it is possible that new entrants, particularly those with extensive resources, could introduce new products or services that compete in our market and better address our customers and potential customers. See the section titled “Risk Factors” section for a more detailed description of risks related to competition.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, the functionality and infrastructure of our platform and our business, and frequent enhancements to and expansions of our platform are more important contributors to our success.
As of December 31, 2023, we had 3 issued and allowed patents and 30 pending patent applications in the United States that cover various aspects of our business in the United States and abroad. Our issued patents are scheduled to expire between February 2042 and October 2042. These patents and patent applications are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and internationally to the extent we determine appropriate and cost-effective.
As of December 31, 2023, we had 3 registered trademarks and 6 pending trademarks in the United States and 96 registered trademarks and 39 pending trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.klaviyo.com and other similar variations.
In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.
From time to time, we also incorporate certain intellectual property licensed from third parties, including under certain open-source licenses. See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property.

Regulatory Matters
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection and information security, intellectual property, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent across jurisdictions and may also be inconsistent with our current policies and practices, any or all of which could harm our business. In addition, the application and interpretation of these laws and regulations often are ambiguous or inconsistent, particularly in the new and rapidly evolving industry in which we operate, and the extent they apply to us is at times unclear. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors.”
Human Capital Resources
As of December 31, 2023, we had a total of 1,815 employees located in three countries, with the substantial majority of our employees located in the United States. We supplement our workforce with contractors and consultants. In March 2023, in an effort to streamline our operations and improve cost efficiencies to align with our priorities, we announced a reduction-in-force affecting approximately 8% of our global workforce.
To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of share-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.
Corporate Information
We were incorporated in 2012 under the name Klaviyo, Inc. as a Delaware corporation. Our principal executive offices are located at 125 Summer Street, 6th Floor, Boston, MA 02110, and our telephone number is (617) 213-1788.
“Klaviyo” is our registered trademark in the United States, the European Union, the United Kingdom, Australia, and other jurisdictions. The Klaviyo design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Klaviyo, Inc. and are protected under applicable intellectual property laws. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
Available Information
Our website is located at www.klaviyo.com, and our investor relations website is located at https://investors.klaviyo.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our https://investors.klaviyo.com and www.klaviyo.com websites, as well as our blog posts, press releases, public conference calls, webcasts, our X (formerly known as Twitter) feed, our Instagram page, our Facebook page, and our LinkedIn page, as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks described below are not the only ones we face. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we do not currently believe to be material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially adversely affected. In that event, the trading price of our Series A common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.
Risks Relating to Our Business and Industry
Our rapid historical revenue growth is not indicative of our future revenue growth, and we may not be able to sustain our historical revenue growth rate, in the near term and in the future.
We have experienced rapid revenue growth in recent periods. Our revenue was $698.1 million, $472.7 million, and $290.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, representing a growth rate of 47.7% in 2023 and 62.7% in 2022. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. In addition, we implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. As we have reached the one year anniversary of this price increase, these measures have seen a corresponding decrease. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 1,544 employees as of December 31, 2022 to 1,815 employees as of December 31, 2023. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 61,000 on December 31, 2022 to approximately 76,000 on December 31, 2023. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (such as adding SMS and push offerings alongside our data platform and email offering) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
As of December 31, 2023, approximately 77.7% of our ARR was derived from customers who also use Shopify’s platform, while only approximately 9.4% of our new ARR was derived from customers that came to us through the Shopify app store. Shopify also helps to promote our brand by referring new customers to us, and under our partnership with Shopify Inc. (“Shopify”), we are the recommended email solution for Shopify Plus customers globally. Any disruption to the functionality of our integration with Shopify, including our removal from their app store, could create delays in data synchronization for our customers and adversely affect the customer experience. Further, if Shopify is unable or unwilling to continue to integrate with our platform for any reason, or if our products or our platform no longer integrate with Shopify’s platform, our customers that use Shopify’s eCommerce platform could be required to switch to another eCommerce platform in order to continue using our platform and our products. However, the termination or degradation of our integration with Shopify could cause us to lose customers if these customers do not transition to a new eCommerce platform, or if they transition to a platform that does not integrate with our platform. We also have integrations with other third-party eCommerce platforms, such as BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Salesforce

Commerce Cloud, Square, Wix, and WooCommerce, and some of our customers transition from one third-party eCommerce platform to another while remaining on our platform each month. Further, diversifying our contractual relationships and operations with other platforms could increase the complexity of our operations and lead to increased costs. The current term of our agreement with Shopify expires in 2029, and Shopify could refuse to renew such agreement or renegotiate such agreement on terms that are neither favorable to us nor commercially reasonable. If our agreement with Shopify is not renewed, if there are any disruptions to our Shopify integration or if we are unsuccessful in maintaining our relationship with Shopify, for any reason, including actual or perceived competing offerings, the utility of and demand for our platform and our products could decline, and our business, financial condition, and operating results could be materially and adversely affected.
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
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and maintain profitability in the future.
We incurred net losses of $308.2 million, $49.2 million, and $79.4 million in the years ended December 31, 2023, 2022, and 2021, respectively. We are not certain whether we will be able to achieve profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
The majority of our customers are small to mid-size businesses and subscribe to our platform on a month-to-month basis. However, as we scale our business and enter into agreements with larger customers, such as enterprise customers, we expect that we will enter into longer-term agreements for usage of our platform and products. We anticipate that these prospective enterprise customers may have lengthy sales cycles for the evaluation and procurement of our platform and the timing of our sales cycles with these enterprise customers and the related revenue may be difficult to predict. For deals that were closed by our sales team in the years ended December 31, 2023 and 2022, our median sales cycle was approximately 8 weeks. This measure excludes any business generated through self-serve channels. Any delays in our sales cycles may increase the amount of time between when we incur the operating expenses related to these sales efforts and, upon successful sales, the generation of corresponding revenue. Further, we may incur additional selling and marketing expenses as we move up-market and shift our sales strategy to adapt not only to longer sales cycles but to the nature of a new sales motion associated with enterprise sales. As we seek to acquire these enterprise customers, we also anticipate that we will need to increase our sales and customer support capabilities. We may also be required to spend a significant amount of time and resources to train our sales and customer support teams for interfacing with enterprise customers, as well as educating our potential enterprise customers and familiarizing them with our platform. Additionally, these large organizations may have large data sets that require us to evaluate our existing data storage, collection and processing capabilities, and enhance the features and scalability of our platform. Enterprise customers may also view a subscription to our platform and products as a strategic decision with significant investment. As a result, these customers may require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. As we engage with enterprise customers, we may expend a greater amount of time and money on selling and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
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
For the years ended December 31, 2023, 2022, and 2021, our research and development expenses were 37.6%, 22.0%, and 22.6% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the years ended December 31, 2023, 2022, and 2021, we derived 36.5%, 35.0% and 32.1% of our revenue, respectively, from customer accounts outside of the United States. We currently have offices in the United Kingdom and Australia, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
•exposure to liabilities under export control, economic and trade sanctions, anti-corruption, and anti-money laundering laws, including the Export Administration Regulations, the OFAC regulations, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), U.S. bribery laws, the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar laws and regulations in other jurisdictions;
•increased financial accounting and reporting burdens and complexities;
•differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;

•burdens of complying with the foreign equivalents of the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003 (“CAN-SPAM”), and similar laws and regulations in other jurisdictions;
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
•the timing of expenses and recognition of revenue;
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
In the event that our service agreements with our third-party hosting provider are terminated or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such provider’s facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.
Our business depends on our ability to send consumer engagement messages, including emails, SMS, and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition, and results of operations.
Our brand, reputation, and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, SMS and push notifications, and we in large part depend on third-party services for delivery of such notifications. Any incident broadly affecting the interaction of third-party devices with our platform, including any delays or interruptions in these services that could cause delays to emails, SMS, or mobile and web notifications, could adversely affect our business. Similarly, cybersecurity events could result in a disruption to such third-party’s services, including regulatory investigations, reputational damage, and a loss of sales and customers, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting a third-party service could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, result in a breach under our agreements with our customers, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations.
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
Accounting principles generally accepted in the United States (“GAAP”) and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are or could be relevant to our business, such as accounting for long-lived asset impairment, goodwill, variable interest entities, and stock-based compensation, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgements by our management could significantly change or add significant volatility to our reported or expected financial performance. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past, and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources or the period of benefit for deferred contract acquisition costs, our results of operations could be significantly affected. For more information, see Note 2. Summary of Significant Accounting Polices in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
If our judgments or estimates relating to our critical accounting estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline of the trading price of our Series A common stock.
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
We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.
We track certain operational metrics, including metrics such as KAV and NRR, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate.
Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, results of operations, and financial condition could be materially adversely affected.

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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. For example, in connection with the audit of our consolidated financial statements for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K, our management identified a material weakness in our internal control over financial reporting related to equity accounting, which was subsequently remediated. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Series A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.
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
Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code as amended (the “Code”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow.
Furthermore, as we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. For example, many countries are actively considering or have proposed or enacted changes to their tax laws based on the model rules adopted by The Organization for Economic Cooperation and Development defining a 15% global minimum tax (commonly referred to as Pillar Two) that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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
As of December 31, 2023, we had approximately $349.2 million of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2023, we had approximately $245.1 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2027. Under current law, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Code. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period, including changes in ownership arising from new issuances of stock. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and financial condition.
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
Our business could be adversely affected by health crises in regions where we operate or otherwise do business. For example, the policies and regulations implemented in response to the outbreak of the novel coronavirus disease (“COVID-19”) have had a significant impact, both directly and indirectly, on businesses and commerce. Although restrictions have generally been lifted, additional indirect effects such as supply shortages continue to impact segments of the global economy. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. As recently seen in our industry, the conditions caused by the COVID-19 pandemic and its aftermath as well as macroeconomic conditions have caused diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability, and any future health crisis may have a similar impact.
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
State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements, and we expect that this trend will continue. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposes a number of requirements on covered businesses and gives California residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and creates a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, similar comprehensive privacy laws have entered into force in other states, and several more will be entering into force in the coming years. The interpretation and enforcement of these laws are not yet established, and our business operations may not be compatible with the eventual interpretations of these laws, and we may be required to modify those practices, which may harm our business.
Other federal laws impose general, broad requirements designed to protect the privacy and security of personally identifiable information. For example, according to the Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). In recent years, the FTC has paid increased attention to privacy and data security matters, and we expect them to continue to do so in the future.
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

Foreign privacy laws have become more stringent in recent years and may increase the costs and complexity of offering our platform and products in new and existing geographies. Outside of the United States, we are also subject to stringent privacy and data protection laws in many jurisdictions. For example, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the UK General Data Protection Regulation (the “UK GDPR,” and collectively, the “GDPR”) which impose strict obligations regarding personal data processing activities.
The GDPR also imposes restrictions in relation to the international transfer of personal data. For example, in order to transfer data outside of the European Economic Area or the United Kingdom to a non-adequate country, the GDPR requires us to enter into an appropriate transfer mechanism and may require us to take additional steps to ensure an essentially equivalent level of data protection. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. Such restrictions may increase our obligations in relation to carrying out international transfers of personal data and cause us to incur additional expense and increased regulatory liabilities.
Despite Brexit, the UK GDPR remains largely aligned with EU GDPR. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to administrative burdens. The United Kingdom has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework.
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
In Canada, our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The federal Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various provincial laws impose strict requirements on companies that handle personal information. Notably, Québec’s Act respecting the protection of personal information in the private sector (the “Private Sector Act”) was recently amended by Bill 64, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Québec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with existing and emerging legal requirements in Canada.

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
Our business offerings rely heavily on a variety of direct marketing techniques, including email marketing and marketing conducted via SMS. These activities are regulated by legislation such as CAN-SPAM and the TCPA as well as state laws regulating marketing via telecommunication services.
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
Foreign privacy laws also regulate our and our customers’ ability to send commercial messages via email. For example, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with CASL could result in significant fines and penalties or possible damage awards.
We also face stringent regulation in connection with our use of telecommunication services for the transmission of marketing messages. The TCPA is a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages. TCPA violations can result in significant financial penalties as a business can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”), or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our SMS texting product is a potential source of risk for class-action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the FCC, as the agency that implements and enforces the TCPA, may determine that our efforts to address the TCPA are insufficient and may subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our platform or our products violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our service fees, and could have an adverse effect on our business. Further, we could be subject to class action lawsuits for any claimed TCPA violations. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Additionally, the scope of the TCPA is frequently under review and future regulations interpreting the TCPA may impose new limitations on our or our customers’ ability to send commercial messages via telephone calls, faxes, and text messages. Further, some states have enacted laws similar to, or broader than, the TCPA, which may be an additional source of potential claims or liability. In particular, Florida, Washington, and Oklahoma have enacted statutes that impose broader obligations than the TCPA upon companies that rely upon telephone calls or text messages for commercial communications. More U.S. states may pass similar laws in the future, and our ability to conduct our services via telephone or text message may be further limited or expose us to currently unforeseen liability.
In addition, any future restrictions in laws such as CAN-SPAM, the TCPA, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues.

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
Since our customers are able to upload data into our platform, we may host or otherwise process substantial amounts of personally identifiable information. Some of our customers may require our platform to comply with certain privacy, security, and other certifications and standards. Our cloud-based platform holds various security certifications from industry organizations, designed to meet, in all material respects, the International Organization for Standardization 27001 (“ISO 27001”) standards. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our applications. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, our customers may lose confidence in our platform, and our revenue, business, financial condition, and results of operations could be adversely affected.
We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content sent through our platform or the data they store on our servers.
We may be subject to potential liability for the activities of our customers on or in connection with the content or data they store on or send through our platform. Although our customer terms of use and our acceptable use policy (“AUP”) prohibit, among other things, (1) illegal use of our platform and our products by our customers, (2) the use of our products for certain activities that do not comply with industry standards and guidelines outlined in our AUP, and (3) the use of our products in any manner that would infringe, misappropriate or otherwise violate the intellectual property rights of third parties, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of our terms of use, our AUP, applicable law or the customer’s own policies, which could subject us to liability and/or harm our reputation.
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
There are certain statutory and common law frameworks and doctrines that offer defenses against liability for customer activities, including the Digital Millennium Copyright Act, the Communications Decency Act, the fair use doctrine in the United States and the Electronic Commerce Directive in the EU. Although these and other statutes and case law in the United States offer certain defenses against liability from customer activities under U.S. copyright law or regarding secondary liability from the TCPA or CAN-SPAM, they are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and in any event we cannot assure you that we will be successful in asserting them. In addition, pending or recently adopted legislation in the EU may impose additional obligations or liability on us associated with content uploaded by users to our platform. Laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Even if ultimately resolved in our favor, we may become involved in related complaints, lawsuits or investigations which add cost to our doing business and may divert management’s time and attention or otherwise harm our reputation.
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
From time to time, some of our IP addresses have become, and we expect will continue to be, listed with one or more blacklisting entities due to the messaging practices of our customers and other users. We may be at an increased risk of having our IP addresses blacklisted due to our scale and volume of email processed compared to our smaller competitors. While the overall percentage of such email solicitations that our individual customers send may be at or below reasonable standards, the total aggregate number of all emails that we process on behalf of our customers may trigger increased scrutiny from these blacklisting entities. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Because we fulfill email delivery on behalf of our customers, blacklisting of this type could undermine the effectiveness of our customers’ transactional emails, email marketing programs, and other email communications, and could result in a decline in click through rates, all of which could have a material negative impact on our business, financial condition, and results of operations.
Some inbox service providers categorize as “promotional” emails that originate from email marketing platforms and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers and our customers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we or our customers are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. For example, Google and Yahoo recently announced new email sender requirements that impact customers of email marketing platforms, including our platform. Beginning February 2024, Google and Yahoo now require bulk senders to authenticate their emails following certain industry standard authentication systems, enable easy unsubscription, and ensure they only send wanted emails and stay under a certain spam rate threshold. Our customers that fail to comply with these new requirements may have their emails blocked from reaching their customers by Google or Yahoo and may not be able to effectively use our platform. If we or our customers fail to comply with new inbox service provider requirements, if inbox service providers materially limit or halt the delivery of our customers’ emails, if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, if the open, unsubscribe or spam rates of our customers’ emails are negatively impacted by the actions of inbox service providers to categorize or block emails or new requirements imposed by inbox service providers, or if our customers send fewer emails or send emails to or maintain fewer profiles on our platform as a result of new inbox service provider requirements, then customers may question the effectiveness of our platform and downgrade or cancel their subscriptions. This could harm our business, financial condition, and results of operations.
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

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and protecting our proprietary and intellectual property rights in our products, technology, and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform and offerings.
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
Our use of AI technology and the integration of AI technology with our products and services may subject us to increased risk given the emerging nature of AI technology.
We have incorporated, and may continue to incorporate, artificial intelligence technology (“AI Technology”) in our products and services, including our email, SMS, and reviews offerings, and this incorporation of AI Technology in our business and operations may become more significant over time. The use of generative AI, a newer and emerging technology in the early stages of commercial use, may expose us to additional risk, such as damage to our reputation, competitive position, additional costs, and other business, legal and regulatory risks. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI technology use machine learning and other predictive analysis techniques, which can produce inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations produced by AI-powered applications are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected.
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI Technology and expose us to government enforcement or civil lawsuits. As the legal and regulatory framework relating to use of AI Technology changes and matures, there may be an increase in our operational and development expenses that impact our ability to earn revenue from or utilize certain AI Technology.
Furthermore, the use of AI Technology has resulted in, and may result in, an increase in our risk with respect to intellectual property rights, privacy rights, publicity rights and cybersecurity incidents, including as it relates to personal data that we have in our possession or process on behalf of our customers. Certain output produced by us using AI Technology may not be subject to patent or copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such output. In addition, output produced by AI Technology may include information subject to certain privacy or rights of publicity laws or constitute an unauthorized derivative work of copyrighted material used in training the underlying AI Technology, any of which could create a risk of liability for us, or adversely affect our business or operations. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI Technology used in our business, or if we experience cybersecurity incidents in connection with our use of AI Technology, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property rights, privacy, publicity, contractual or other rights.
As the use of AI Technology becomes more prevalent, we anticipate that it will continue to present new or unanticipated legal, reputational, technical, operational, ethical, competitive, and regulatory issues. We expect that our incorporation of AI Technology in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products, services, and features to minimize potentially harmful, unintended or other adverse consequences, to comply with existing and new laws and regulations, to maintain or extend our competitive position, and to address any legal, reputational, technical, operational, ethical, competitive, and regulatory issues that may arise as a result of any of the foregoing. Furthermore, our competitors or other third parties may incorporate AI Technology into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As a result, the challenges presented with our use of AI Technology may adversely affect our business, financial condition, and results of operations.
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
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of the COVID-19 pandemic, the Russia-Ukraine conflict, the conflict in the Gaza Strip, and other factors. Additionally, we have a relatively small public float due to the relatively small size of our IPO and the concentrated ownership of our common stock among our executive officers, directors, and greater than 5% stockholders. As a result of our small public float, our Series A common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. The trading price of our Series A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 57.2% of the voting power of our capital stock as of December 31, 2023. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 41.2% and 15.1%, respectively, of our Series B common stock and together 55.0% of our Series B common stock as of December 31, 2023. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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

Sales of substantial amounts of our Series A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Series A common stock to decline.
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of December 31, 2023, we had 31,734,725 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 10,484,244 shares of Series B common stock and 4,206,173 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Series A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. Commencing in the fourth quarter of 2020, we began granting RSUs to employees. RSUs granted under our 2015 Plan prior to our IPO vest upon the satisfaction of both a service condition and a liquidity event condition. In September 2023, we completed our IPO, as a result of which the liquidity event condition was satisfied. Subsequent to the IPO, any unvested RSUs subject to both the service vesting condition and liquidity event vesting condition will vest as the service vesting condition is met over the remaining service period. During the year ended December 31, 2023, stock-based compensation expense recognized for RSUs was $338.0 million, which represented $331.0 million of cumulative stock-based compensation expense for RSUs that vested upon satisfaction of both a service condition and a liquidity event condition, including the RSUs that vested in connection with our IPO, and $7.0 million of stock-based compensation expense for RSUs granted during the year ended December 31, 2023 that vest upon satisfaction of only a service condition. As a public company, our RSUs are only subject to service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.

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
•require super-majority voting to amend our amended and restated bylaws; provided, however, that majority voting is required to amend our amended and restated bylaws if our board of directors recommends that the stockholders approve such amendment;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•after the date that the outstanding shares of Series B common stock no longer represent a majority of the combined voting power of our Series A and Series B common stock (the “Voting Threshold Date”), prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•until the Voting Threshold Date, our stockholders are able to act by written consent only if the action is first recommended or approved by our board of directors;
•provide that only our board of directors is authorized to call a special meeting of stockholders;
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
•provide that our board of directors is expressly authorized to alter or repeal our amended and restated bylaws; and
•contain advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law (the “DGCL”) may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
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
•any action asserting a claim arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws (including the interpretation, validity or enforceability thereof); or
•any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”).
Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership followed by First Republic Bank on May 1, 2023. Although a statement by the U.S. Department of the Treasury, the Federal Reserve, and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit, and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not currently a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our future lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
Governance Related to Cybersecurity Risks
Our board of directors recognizes the importance of our risk management program related to cybersecurity. As provided in the charter of the audit committee of our board of directors (“Audit Committee”), our Audit Committee serves a key function in our board of directors’ oversight of these risks and processes. Our Chief Information Security Officer (“CISO”) provides updates on the cybersecurity risks we face and our processes to address those risks to our Audit

Committee on a periodic, but at least quarterly, basis. These updates may include, but are not limited to, reports of identified cybersecurity risks, status of our risk management processes, and updates regarding regulatory requirements and policies.
Our Audit Committee comprises members of our board of directors with extensive experience in the technology sector who have held leadership positions at other publicly listed companies and have expertise in various aspects of our business. Cybersecurity matters are formally raised to the Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer through their attendance of Audit Committee meetings. These individuals are also informed of significant events and updates through direct communication from our CISO as needed. We have a process for significant decisions over the Company’s cybersecurity framework and identified incidents to be escalated to the board of directors for disclosure and oversight.
Our CISO leads our cybersecurity initiatives and is primarily responsible for the assessing, managing, and monitoring of the Company’s cybersecurity risks. Our CISO has over 20 years of experience in the technology sector, including as CISO of other publicly listed technology companies. His knowledge of cybersecurity, compliance, and risk assessment has been leveraged to develop our cybersecurity governance and risk strategy. Our CISO oversees the Security Operations and Trust team, as well as our cybersecurity related programs and matters, which are reported on regularly to the Audit Committee.
Cybersecurity Risk Management and Strategy
We have integrated cybersecurity risk management into our enterprise risk management framework in an effort to identify, assess, and manage risks from cybersecurity threats that could affect our business and information systems. We have implemented a cybersecurity program that is informed by recognized industry standards and frameworks, and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework and International Organization for Standardization and the ISO 27001 standards.
Our cybersecurity risk assessment program includes a number of components, including monitoring and reviewing relevant intelligence sources to identify potential cybersecurity risk and threats, penetration testing and vulnerability assessments, and audits and maturity assessments. These processes are conducted periodically by both internal and external resources. For example, independent third-party experts and assessors assist with our SOC 2 Type 2 examinations and penetration testing. Our internal audit function also periodically conducts an assessment of different systems to provide the Audit Committee with information on our cybersecurity risk management processes.
We have implemented a process to address identified risks from cybersecurity threats in which the Security Operations and Trust team works in consultation with management and other key stakeholders, as appropriate, to determine the associated risks, potential impact, and the recommended course of action to address those risks. We have an incident response plan that is designed to set out escalation procedures for informing management and other key stakeholders. Our process calls for significant incidents and significant cyber risks to be raised to the Audit Committee followed by notification to our board of directors.
We engage third-party service providers in the operation of our business. In an effort to mitigate risks from cybersecurity threats associated with our service providers, we perform security reviews of third-party service providers that are critical to our business or that could have an impact on our financial reporting. These security reviews may include, as appropriate, security questionnaires and vendor due diligence assessments. To monitor and manage third-party risk, we have a dedicated Security Operations and Trust team that reviews service providers’ independent attestation reports and third-party certifications.
While we have been the target and victim of cyberattacks by third parties, as of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that may have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. See the section titled “Risk Factors” for further detail on identified risks, including those related to cybersecurity.
Item 2. Properties
Our corporate headquarters is located in Boston, Massachusetts, where we currently lease approximately 159,860 square feet pursuant to a lease agreement that expires in 2028. We also lease or purchase service memberships to additional facilities in Denver, Colorado; London, United Kingdom; and Sydney, Australia. We believe our facilities are adequate for our current needs.
Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to, nor is our property currently subject to, any material legal proceedings, nor are we involved in any legal proceedings the outcome of which we believe would have a material adverse effect on our financial condition or results of operations based on the status of the proceedings at this time. We are not aware of any governmental inquiries or investigations into our business.
Item 4. Mine Safety Disclosures
Not Applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information For Common Stock
Our Series A common stock has been listed on the New York Stock Exchange under the symbol “KVYO” since September 20, 2023. Prior to that date, there was no public trading market for our common stock.
Our Series B common stock is neither listed on any stock exchange nor traded on any public market.
Holders of Record
As of February 23, 2024, there were 120 holders of record of our Series A common stock. The actual number of shareholders of our Series A common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
As of February 23, 2024, there were 83 holders of record of our Series B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings, if any, to fund the development and expansion of our business and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, any contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference herein to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.
The following graph shows the cumulative total return to our stockholders between September 20, 2023 (the date that our Series A common stock commenced trading on the New York Stock Exchange) through December 31, 2023 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that (i) $100 was invested in each of our Series A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 20, 2023 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

	9/20/2023	9/30/2023	10/31/2023	11/30/2023	12/31/2023
KVYO	100	105	87	90	85
S&P 500 Index	100	97	95	104	108
S&P 500 Information Technology Index	100	99	99	111	115
Recent Sale of Unregistered Equity Securities
On October 31, 2023, Shopify Strategic partially exercised the Shopify Warrants in cash for 344,381 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.81. The issuance of Series B common stock shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Use of Proceeds from Initial Public Offering of Our Series A Common Stock
On September 19, 2023, the Registration Statement on Form S-1 (File No. 333-274211) (the “Registration Statement”) relating to our IPO was declared effective by the SEC and we priced our IPO. Pursuant to the Registration Statement, we registered an aggregate of 22,080,000 million shares of our Series A common stock, inclusive of the underwriters’ option to purchase additional shares from the selling stockholders. On September 22, 2023, we closed our IPO of 19,200,000 shares of our Series A common stock, including the sale by us of 11,507,693 of shares, at a price to the public of $30.00 per share. We received net proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses. Goldman Sachs & Co. LLC, Morgan Stanley & Co, LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates, other than to directors or holders of 10% or more of our equity securities that were selling stockholders in the IPO, as described below.
The IPO also included the sale of 7,692,307 shares of our Series A common stock by selling stockholders. We did not receive any proceeds from the sale of Series A common stock by the selling stockholders. The selling stockholders granted the underwriters an option to purchase up to 2,880,000 additional shares of Series A common stock. The option was exercised for 2,764,066 additional shares on October 19, 2023. Jennifer Ceran, one of our directors, and entities affiliated with Summit Partners, L.P., a holder of more than 10% of our equity securities, were selling stockholders in our IPO.
We used $62.9 million of the net proceeds from our IPO to satisfy the tax withholding and remittance obligations related to the settlement of outstanding RSUs in connection with the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated September 19, 2023, filed with the SEC on September 20, 2023 pursuant to Rule 424(b) (the “Final Prospectus”).
Issuer Purchase of Equity Securities
None.
Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A within this Annual Report on Form 10-K.
This section of this Annual Report on Form 10-K discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within our Final Prospectus under the Securities Act, and are incorporated herein by reference. The period‑to‑period comparison of financial results is not necessarily indicative of future results.
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
Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, SMS, and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers (as defined below) to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our CDP offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. As of December 31, 2023, our platform had efficiently scaled to over 143,000 customers. Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic demand growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. Based upon our available data today, we estimate verticals outside of retail represented less than 5% of our revenue for the year ended December 31, 2023. See the section below titled “Key Performance Metrics – Customers” for additional information on how we define customers and customers outside of retail.
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
Initial Public Offering
On September 22, 2023, we completed our IPO of 19,200,000 shares of our Series A common stock at a price to the public of $30.00 per share. We sold 11,507,693 of such shares and existing stockholders sold an aggregate of 7,692,307. Our shares of Series A common stock began trading on the New York Stock Exchange on September 20, 2023. We received net proceeds from the IPO of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses. On October 19, 2023, the underwriters for the IPO exercised their option to purchase additional shares granted in connection with the IPO, with respect to 2,764,066 shares of Series A common stock of a possible 2,880,000 shares. The Company received no proceeds from this transaction, as the option was an option to purchase additional shares of Series A common stock from the existing stockholders.
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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. Although we only recently expanded to these regions, we have already experienced significant growth with international sales outside of the Americas accounting for 31.0% of our revenue for the year ended December 31, 2023. We believe that the introduction of additional languages and currencies to our platform will increase our efficacy and ease of use in other regions, as our platform is currently only available in English and US Dollars.
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
Increased Adoption of Our SMS Offering
We have seen notable success in the expansion of our platform with our SMS offering, which launched in 2021. Once customers adopt our SMS offering, they typically grow their usage over time as they gain comfort and confidence in the new channel. Our SMS offering has higher associated communication sending costs, and as the number of SMS messages sent by our customers increases, we expect our gross margin to decline modestly. SMS messaging is particularly concentrated in the fourth quarter of each year due to the holiday shopping season, resulting in our gross margin being most heavily impacted in that quarter. This gross margin impact could be partially offset by our continued work on data storage architecture and gaining further leverage on costs with our increased scale. We believe we will see our overall gross profit dollars increase as customers send more SMS messages if our SMS offering continues to gain traction.

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
Key Performance Metrics
Customers. We define a customer as a distinct paid subscription to our platform. A single organization could have multiple discrete contracting divisions or subsidiaries or brands each with paid subscriptions to our platform, which would, in general, constitute multiple distinct customers. In some cases at the customer’s request, we allow subscriptions under the same parent organization to be consolidated into a single paid subscription in which case such consolidated paid subscriptions would constitute a single customer. We measure our total number of customers as a point-in-time calculation measured as of the end of a particular period. Customers do not include persons or entities that use our platform on a free trial basis. We define customers outside of retail as those customers who have an identified industry outside of retail, either through in-product selection or as part of the sales process.
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
As of December 31, 2023, we had 1,958 customers generating over $50,000 of ARR, compared to 1,085 customers generating over $50,000 of ARR as of December 31, 2022, representing growth of 80% year-over-year.
Dollar-Based Net Revenue Retention Rate. We calculate our Dollar-Based Net Revenue Retention rate (“NRR”) by first identifying the cohort of customers as of twelve months prior to the date of determination. We then calculate the Annualized Recurring Revenue (“ARR”) from this customer cohort as of twelve months prior to the date of determination (the “Prior Period ARR”) and the ARR from this customer cohort as of the date of determination (the “Current Period ARR”). ARR, for any date of determination, is the annualized value of existing paid subscriptions, which we calculate by taking the amount of revenue that we expect to receive in the next monthly period for our existing paid subscriptions, assuming no changes to such subscriptions in the next month, as of that date of determination, and multiplying that amount by twelve. Current Period ARR includes any expansion, price increases, and customer subscriptions that are deactivated and subsequently reactivated during the applicable twelve-month period and reflects contraction or attrition over the last twelve months from this customer cohort, but excludes any ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time NRR. We then calculate the weighted average point-in-time NRR as of the last day of each month in the current trailing twelve-month period to arrive at the NRR, with the weightings determined by the total ARR at the end of each period. We believe NRR is a key performance metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it represents the expansion in usage of our platform by our existing customers, which is an important measure of the health of our business and future growth prospects. We measure dollar-based net revenue retention rate to measure this growth.

As of December 31, 2023 and 2022, our NRR was 117% and 119%, respectively. We implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. As we have reached the one year anniversary of this price increase, these measures have seen a corresponding decrease.
Klaviyo Attributed Value. We define Klaviyo Attributed Value (“KAV”) as the amount of revenue our customers generated through orders placed by consumers within a specified period of time after a message is sent using our platform, which in the case of email is five days from when the message is sent, and in the case of SMS is twenty-four hours from when the message is sent. For email, the message also needs to be opened or clicked in order for the transaction to fall within our definition. KAV excludes orders placed with customers that do not opt-in to sharing data on placed orders, orders for which we cannot determine the currency or value, or unusual orders that appear to us to be anomalies. Since our definition of a customer does not include persons or entities that use our platform on a free trial basis, any revenue generated through orders placed with these persons or entities is also excluded from our definition of KAV. We do not net chargebacks or sales refunds from our calculation of KAV. If a customer leaves Klaviyo, we stop counting that customer’s KAV after their last contracted month. We believe KAV serves as a measure of the return-on-investment that we help generate for our customers and illustrates the value our platform can drive to our customers, which we believe enhances our ability to maintain existing customers and attract new customers. We use KAV as an internal estimate to track the value we drive to customers through our platform. KAV is an operational measure, does not represent revenue earned by us, and does not directly correlate to our pricing, revenue, or results of operations. Further, KAV is not a forecast of future revenue and investors should not place undue reliance on KAV as an indicator of our future or expected results.
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
Cost of Revenue
Our cost of revenue primarily consists of cloud-based infrastructure costs, outbound communication sending costs, employee-related costs including payroll, benefits, bonuses, and stock-based compensation expense related to our customer support team, amortization of capitalized internal-use software development costs, and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology.
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
Selling and Marketing
Our selling and marketing costs primarily consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation; sales commissions, partnership expenses for revenue sharing agreements, including to Shopify Inc. (“Shopify”), other commerce platform partners, and agency partners; costs associated with advertising and marketing activities; and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. Sales commissions are considered an incremental cost to obtain contracts with customers and these costs are deferred and amortized over the expected benefit period. On July 28, 2022, we entered into a collaboration agreement and strategic partnership with Shopify pursuant to which we issued warrants to Shopify (and certain of its affiliates) (the “Shopify Warrants”), in exchange for promotion of our marketing services with customers within the Shopify ecosystem. In accordance with relevant accounting policies, we recognize a prepaid marketing expense in connection with the Shopify Warrants. This prepaid marketing expense represents the probable future economic benefit being amortized over a seven-year expected benefit period and is recorded based on the fair value of the warrants on the grant date.
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
Research and Development
Our research and development costs primarily consist of employee-related costs associated with research and development staff, including payroll, benefits, bonuses, stock-based compensation, and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. We capitalize a portion of our research and development costs that meets the criteria for capitalization of internal-use software. All other research and development costs are expensed as incurred.
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
General and Administrative
Our general and administrative expenses consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation in general corporate functions; procurement, accounting and finance, tax, legal, project management, and human resources, as well as allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. Credit card processing fees are also part of general and administrative expenses.

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
Interest Income
Interest income consists of income earned from our cash deposits held in interest-bearing accounts and money market funds.
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

Results of Operations
The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022	2021
($ in thousands)
Consolidated Statements of Operations
Revenue	$698,099	$472,748	$290,640
Cost of revenue(1)	177,888	128,025	84,696
Gross profit	520,211	344,723	205,944
Operating expenses:
Selling and marketing(1)	394,369	213,848	156,342
Research and development(1)	262,177	104,077	65,599
General and administrative(1)	194,287	81,834	63,236
Total operating expenses	850,833	399,759	285,177
Operating loss	(330,622)	(55,036)	(79,233)
Other income (expense):
Other income (expense), net	(470)	388	28
Interest income	24,051	5,538	139
Interest expense	—	—	(8)
Total other income (expense), net	23,581	5,926	159
Loss before income taxes	(307,041)	(49,110)	(79,074)
Provision for income taxes	1,192	83	319
Net loss	$(308,233)	$(49,193)	$(79,393)

(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$24,973	$129	$960
Selling and marketing	107,954	985	29,713
Research and development	120,184	1,230	8,193
General and administrative	87,688	5,958	13,123
Stock-based compensation, net of amounts capitalized	340,799	8,302	51,989
Capitalized stock-based compensation expense	1,349	—	2
Total stock-based compensation expense	$342,148	$8,302	$51,991

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations
Revenue	100.0%	100.0%	100.0%
Cost of revenue	25.5	27.1	29.1
Gross profit	74.5	72.9	70.9
Operating expenses:
Selling and marketing	56.5	45.2	53.8
Research and development	37.6	22.0	22.6
General and administrative	27.8	17.3	21.8
Total operating expenses	121.9	84.6	98.1
Operating income (loss)	(47.4)	(11.6)	(27.3)
Other income (expense):
Other income (expense), net	(0.1)	0.1	—
Interest income	3.4	1.2	—
Interest expense	—	—	—
Total other income (expense), net	3.3	1.3	0.1
Income (loss) before income taxes	(44.0)	(10.4)	(27.2)
Provision for income taxes	0.2	—	0.1
Net income (loss)	(44.2)%	(10.4)%	(27.3)%

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Revenue	$698,099	$472,748	$225,351	47.7%
Revenue for the year ended December 31, 2023 increased by $225.4 million or 47.7%, to $698.1 million compared to $472.7 million for the year ended December 31, 2022. The increase was primarily due to expansion with existing customers driven by expanded usage of our platform as well as our SMS channel. For the year ended December 31, 2023, sales to existing customers accounted for approximately 68% of the increase in revenue. We estimate our price increase in September 2022 represented a low-double digit increase of incremental revenue dollars in 2023. For the year ended December 31, 2023, approximately 32% of the increase in revenue was related to new customers, particularly in the mid-market and outside of the Americas. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Cost of revenue	$177,888	$128,025	$49,863	38.9%

Cost of revenue for the year ended December 31, 2023 increased by $49.9 million or 38.9%, to $177.9 million compared to $128.0 million for the year ended December 31, 2022. This increase was primarily due to an increase of approximately $24.8 million of stock-based compensation mainly due to the vesting of Double-Trigger RSUs upon and subsequent to the IPO, $17.4 million in outbound communication sending costs on behalf of our customers, and $7.3 million in salaries and personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program.
Gross Profit

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Gross profit	$520,211	$344,723	$175,488	50.9%
Gross profit for the year ended December 31, 2023 increased by $175.5 million or 50.9%, to $520.2 million compared to $344.7 million for the year ended December 31, 2022. This increase was primarily due to revenue growth and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Selling and Marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Selling and marketing	$394,369	$213,848	$180,521	84.4%
Selling and marketing expenses for the year ended December 31, 2023 increased by $180.5 million or 84.4%, to $394.4 million compared to $213.8 million for the year ended December 31, 2022. This increase was primarily due to an increase of approximately $107.0 million of stock-based compensation mainly due to the vesting of Double-Trigger RSUs upon and subsequent to the IPO, $30.9 million in amortization of prepaid marketing expense driven by the Shopify Warrants issued in connection with the Shopify partnership, $26.5 million in salaries and personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, $14.1 million in partnership-related expenses across our ecosystem, $6.1 million in marketing expenses associated with our advertising campaigns across multiple channels of media, and $1.5 million due to restructuring expenses incurred in the first quarter of 2023. The increase was offset by a decrease of approximately $5.7 million due to a reduction in marketing professional services.
Research and Development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development	$262,177	$104,077	$158,100	151.9%
Research and development costs for the year ended December 31, 2023 increased by $158.1 million or 151.9%, to $262.2 million compared to $104.1 million for the year ended December 31, 2022. This increase was primarily due to an increase of approximately $119.0 million of stock-based compensation mainly due to the vesting of Double-Trigger RSUs upon and subsequent to the IPO, $34.2 million in salaries and related personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, $3.0 million in technology expenses, and $2.5 million due to restructuring expenses incurred in the first quarter of 2023.

General and Administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
General and administrative	$194,287	$81,834	$112,453	137.4%
General and administrative expenses for the year ended December 31, 2023 increased by $112.5 million or 137.4%, to $194.3 million compared to $81.8 million for the year ended December 31, 2022. This increase was primarily due to an increase of approximately $81.7 million of stock-based compensation mainly due to the vesting of Double-Trigger RSUs upon and subsequent to the IPO, $15.5 million in salaries and personnel expenses as a result of increases in headcount and the implementation of a company-wide sabbatical program, $6.4 million in payment processing fees, $5.1 million in professional expenses, primarily attributed to the IPO and public company readiness efforts, and $2.7 million in technology expenses, primarily attributed to an increase in licenses as a result of the aforementioned increases in headcount.
Other Income

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Other income (expense), net	$(470)	$388	$(858)	(221.1)%
Other income for the year ended December 31, 2023 decreased by $0.9 million or 221.1%, to $(0.5) million compared to $0.4 million for the year ended December 31, 2022. This decrease was primarily due to unfavorable foreign exchange fluctuations.
Interest Income

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$24,051	$5,538	$18,513	334.3%
Interest income for the year ended December 31, 2023 increased by $18.5 million or 334.3%, to $24.1 million compared to $5.5 million for the year ended December 31, 2022. This increase was primarily due to an increase in interest rates, greater cash balances due to the IPO, and the volume of newly opened interest-bearing accounts, including money market funds, as part of our diversified cash management strategy.

Provision for Income Taxes

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Provision for income taxes	$1,192	$83	$1,109	NM
______________
NM - Not meaningful
Income tax expense for the year ended December 31, 2023 increased by $1.1 million to $1.2 million compared to $0.1 million for the year ended December 31, 2022. This increase was primarily due to an increase in profits before taxes in our international entities.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through December 31, 2023, we have financed our operations primarily through sales of equity securities and payments received from our customers. In September 2023, we completed our IPO which resulted in aggregate cash proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses.
As of December 31, 2023, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $739.7 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $314.5 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of December 31,
	2023	2022
($ in thousands)
Cash	$738,562	$385,820
Restricted cash, current(1)	409	409
Accounts receivable, net of allowance for doubtful accounts	23,076	10,723
Deferred contract acquisition costs	15,198	11,215
Prepaid expenses and other current assets	26,244	19,336
Accounts payable	13,597	8,890
Accrued expenses	62,838	36,126
Operating lease liabilities	14,081	14,864
Deferred revenue	40,100	25,109
Total Working Capital	$672,873	$342,514
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
Statement of Cash Flows
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities, and our ending balance of cash. For additional detail, see our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2023	2022
($ in thousands)
Net cash provided by (used in)
Operating activities	$119,371	$(23,552)
Investing activities	(9,358)	(18,745)
Financing activities	242,728	101,300
Net increase (decrease) in cash and restricted cash	$352,741	$59,003
Cash, cash equivalents, and restricted cash, beginning of period	386,916	327,913
Cash, cash equivalents, and restricted cash, end of period	$739,657	$386,916

Operating Activities
Net cash provided by operating activities of $119.4 million for the year ended December 31, 2023 was primarily attributable to a net loss of $308.2 million adjusted for non-cash charges of $433.5 million and net cash outflows of $5.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $340.8 million of stock-based compensation expense, $52.9 million of prepaid marketing expense amortization, $15.8 million of deferred contract acquisition cost amortization, $13.7 million of depreciation and amortization expense, and $13.0 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $26.9 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from our increase in revenues, a $15.2 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and a $12.9 million increase in accounts receivable due to an increase in customer billings. The cash outflow was offset by cash inflows primarily from a $15.0 million increase in deferred revenue resulting from increased billings for subscriptions and a $31.2 million net increase in accrued expenses and accounts payable due to timing of vendor payments and the implementation of a company-wide sabbatical program.
Net cash used in operating activities of $23.6 million for the year ended December 31, 2022 was primarily attributable to a net loss of $49.2 million adjusted for non-cash charges of $61.1 million and net cash outflows of $35.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $22.0 million of prepaid marketing expense amortization, $9.0 million of depreciation and amortization expense, $10.6 million of deferred contract acquisition cost amortization expense, $6.8 million of stock-based compensation expense, and $11.8 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of $20.2 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from our increase in revenues, $9.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations, $5.2 million increase in accounts receivable due to an increase in customer billings, $5.2 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, and a $5.7 million net decrease in accrued expenses and accounts payable due to timing of vendor payments. The cash outflow was offset by cash inflows primarily from a $10.0 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $9.4 million for the year ended December 31, 2023 consisted of $3.7 million purchases of property and equipment and $5.7 million of capitalized software costs.
Net cash used in investing activities of $18.7 million for the year ended December 31, 2022 consisted of $15.8 million purchases of property and equipment, $2.4 million of capitalized software costs, and $0.5 million cash paid for an acquisition.
Financing Activities
Net cash provided by financing activities of $242.7 million for the year ended December 31, 2023 primarily consisted of approximately $320.1 million of IPO proceeds net of issuance costs and $4.2 million of proceeds from the exercise of stock options offset by $81.6 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards.
Net cash provided by financing activities of $101.3 million for the year ended December 31, 2022 primarily consisted of approximately $99.6 million of proceeds from the issuance of common stock net of issuance costs and $1.7 million of proceeds from the exercise of common stock options.
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
We expect a continued increase in our cash balances as our business continues to grow. We expect to continue to diversify our cash management strategy to primarily include money market funds, highly-liquid debt instruments of the U.S. government and its agencies, senior corporate bonds, and commercial paper to reduce our global exposure on banking deposits.
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of December 31, 2023 were $56.9 million, with $14.4 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of December 31, 2023 were $346.2 million, with $117.7 million payable within 12 months.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this filing, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgements that affect the reported amounts in the consolidated financial statements and related footnote disclosures included elsewhere in this filing. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We re-evaluate our estimates on an ongoing basis.
The accounting estimates we use in the preparation of our consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements included elsewhere in this filing include those noted below.
Revenue Recognition
We derive revenue from subscription fees and other related professional services. Revenue is recognized when, or as, the performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services.
Our SaaS subscription agreements with customers offer personalized email and SMS marketing services through a cloud-based software platform, as well as add-ons, such as reviews and our CDP offering. Subscription fees are generated from customers accessing our hosted platform services and our subscription agreements do not provide our customers with the right to take possession of our software. Contractual subscriptions for customers generally auto-renew on a monthly basis and customers may elect not to renew by providing five days’ advance notice. Subscription pricing is determined based on a customer’s profile count and monthly messaging quantities based on a tiered pricing structure and is considered fixed. Variable consideration in our contracts is not material but represents the overage charges incurred by customers who exceed their allotments.

We recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. We account for individual performance obligations separately if they have been determined to be distinct and we allocate the transaction price to the distinct performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price uses judgments and estimates that are based upon the prices at which we separately sell subscriptions. If not considered distinct, the goods or services promised by us are combined and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Typically, our SaaS subscription agreements consist of a single performance obligation, and revenue is recognized over time as the performance obligation is satisfied. Our single performance obligation primarily consists of access to our platform and professional services.
Costs to Obtain Customers
We capitalize incremental costs of obtaining revenue contracts, which primarily consist of sales commissions. We amortize these commissions on a systematic basis, consistent with the pattern of transfer of the expected benefit period or services to which the contract relates, generally up to five years.
Contract costs are amortized on a straight-line basis over a period of up to five years, which reflects the expected period of benefit of the performance obligation and may be longer than the initial contract period. We determine the estimated benefit period by considering both qualitative and quantitative factors, including the length of the subscription terms in our customer contracts and the anticipated life of our technology, among other factors.
Shopify Collaboration Agreement
We entered into a collaboration agreement on July 28, 2022 with Shopify to form a strategic relationship for the purposes of creating greater interoperability between the Klaviyo and Shopify platforms. In connection with the collaboration agreement, we entered into three separate agreements, including a revenue sharing agreement, common stock warrant agreement, and stock purchase agreement.
The revenue sharing agreement was entered into in connection with, and the Shopify Warrants were issued in exchange for, compensation for marketing services that we will receive from Shopify under the collaboration agreement. We have estimated the fair value of the Shopify Warrants on the date of issuance using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses assumptions that are based upon estimates made by management. The key assumptions used to value the Shopify Warrants include the fair value of the common stock, a dividend yield of zero, contractual term of 10 years, volatility of 55.00%, and a risk-free rate of 2.85%. The determination of the fair value of the common stock is further discussed below. We estimate the volatility based upon an average historical volatility of several peer public companies over a period equivalent to the term of the Shopify Warrants. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the Shopify Warrants. Expected dividend yield is 0.0% as we have not paid and do not anticipate paying dividends on our common stock. We recognize a prepaid marketing expense asset associated with the Shopify Warrants over a straight-line five-year vesting period. Pursuant to the common stock warrant agreement, upon the Company’s IPO, 25% of the total number of warrants were accelerated, and the remaining unvested portion vests quarterly over the remaining vesting term. The prepaid marketing expense asset is amortized into selling and marketing expense on a straight-line basis over the expected benefit period, which we determine to be the seven-year term of the collaboration agreement as the core activities and deliverables of the collaboration agreement will remain in place for seven years and Shopify does not have the right to terminate the collaboration agreement for convenience.

Under the stock purchase agreement, we issued and sold shares of common stock to Shopify Strategic Holdings 3 LLC (“Shopify Strategic”) and provided an Investment Option which allows Shopify Strategic to purchase additional shares of common stock at a fixed price, exercisable at any time at Shopify Strategic’s option until July 28, 2030. We determined that the purchase price equals the fair market value of the instruments issued as Shopify Strategic was an outside investor at the time we entered into the stock purchase agreement and the purchase represented an arms-length transaction. Further, the fair value of the instruments was substantiated through a probability weighted expected return method analysis as part of common stock valuations performed at the time the agreement was entered into. The common stock and Investment Option are classified as equity on our Consolidated Balance Sheets. We do not recognize marketing expense associated with these instruments as they are freestanding from the other agreements entered into with Shopify and were issued at fair market value.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, directors, and non-employee awards as well as secondary market transactions, is measured and recognized in the consolidated financial statements based on fair value. Pursuant to our 2015 Plan, we have issued stock options, RSUs, and restricted stock awards (“RSAs”); however, all equity grants issued subsequent to the Company’s IPO will be made pursuant to the 2023 Plan, which was approved by our Board effective as of September 19, 2023. During the year ended December 31, 2023, stock-based compensation awards issued were in the form of RSUs subject to both service-based and performance-based vesting conditions under the 2015 Plan and RSUs subject to only service-based vesting conditions under the 2023 Plan. During the year ended December 31, 2022, all of the stock-based compensation awards issued were in the form of RSUs subject to both service-based and performance-based vesting conditions.
Stock-based compensation awards that contain only service-based vesting conditions are recognized as expense, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. In addition to service requirements, RSUs granted under the 2015 Plan prior to the Company’s IPO are subject to a liquidity-based vesting condition, which we have concluded represents a performance condition. Fair value of such awards is measured on the grant date and recognized over the vesting term when the performance condition is considered probable of being achieved. This performance condition was achieved when the Company’s registration statement on Form S-1 filed with the SEC in connection with the IPO became effective on September 19, 2023. Compensation expense for these awards with both a service and performance condition are expensed under the accelerated attribution method which includes a cumulative catch up recorded upon the IPO for services that had been completed as of the IPO. The remaining expense for these awards is being recognized using the accelerated attribution method over the remaining service period.
For option awards granted in prior years, we estimate grant date fair value using the Black-Scholes option pricing model. The grant date fair value of RSUs and RSAs is estimated based on fair value of the underlying common stock. Additional information regarding such estimates is provided below.
Common Stock and Redeemable Common Stock Valuations
Since September 20, 2023, our first day of trading on the New York Stock Exchange in connection with our IPO, there has been an active market for our Series A common stock. Accordingly, subsequent to our IPO, the fair value of our Series A common stock is determined by using the closing price of our Series A common stock as listed on the New York Stock Exchange on the date of grant. As our Series B common stock has identical rights to our Series A common stock, except with respect to voting and conversion rights, the active market for our Series A common stock is utilized to measure the fair value of the Company’s underlying Series B common stock. As all redeemable common stock was converted to our Series B common stock upon our IPO, no separate valuations were required for the underlying shares.
Until our IPO, in the absence of a public trading market, the fair value of our common stock and redeemable common stock was determined by our board of directors, the members of which we believe have extensive business, finance, and venture capital experience, with input from management, taking into account our most recent valuations from an independent third-party valuation specialist. The Company and the board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ (the “AICPA”) Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that required our judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of our common stock at each grant date, including the following factors:
•prices paid for our common stock, which we have sold to outside investors in arms-length transactions and employees and investors have sold in secondary market transactions;
•valuations performed by an independent valuation specialist;
•our stage of development and revenue growth;
•the market performance of comparable publicly traded companies;
•adjustments necessary to recognize a lack of marketability;
•the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions; and
•the U.S. and global economic and capital market conditions and outlook.
Our board of directors determined the value of our common stock by probability-weighting different valuation approaches and methodologies, primarily based on the subject company transaction method under the market approach. The market approach considers prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities. Within the market approach, given that we had recent arms-length transactions in our common stock (including secondary market transactions as well as common stock sold in connection with the Shopify Collaboration Agreement), the subject company transaction method was used, which consists of examining prior transactions in our equity securities to determine an implied total enterprise value. The subject company transaction method takes into account the total consideration paid in such transactions as well as the rights and preferences of the stockholders of the various classes of equity outstanding. According to AICPA guidelines, under this method, recent securities transactions in our equity securities should be considered as a relevant input for computing the enterprise valuation.
Other variations of the market approach were considered, including the guideline public company and transaction methods. These methods estimate value by applying a representative revenue multiple from a peer group of companies in similar lines of business to our forecasted revenue. Our peer group of companies was selected based on operational and economic similarities to us and factors considered included but were not limited to industry, business model, growth rates, customer base, capitalization, size, profitability and stage of development. From time to time, we updated the set of comparable companies as new or more relevant information became available. This approach also involves the identification of relevant transactions and determining relevant multiples to apply to our revenue. The equity values implied by the various methodologies within the market approach reasonably approximated each other as of each valuation date.

Once we determined an equity value, we used a combination of approaches to allocate the equity value to each class of our stock. We used the option pricing method (“OPM”). The OPM allocates values to each equity class by creating a series of call options on our equity value, with exercise prices based on the liquidation preferences, participation rights, and exercise prices of the equity instruments. Where relevant, we also considered an appropriate discount adjustment to recognize the lack of marketability and liquidity due to the fact that stockholders of private companies do not have access to trading markets similar to those enjoyed by stockholders of public companies. The discount for marketability was determined using various quantitative methods and assessed for reasonableness using relevant qualitative information, including review comparable marketability discounts provided in court case rulings, restricted stock studies and IPO studies.
For the portion of the fiscal year ended December 31, 2023 prior to our IPO, and for the fiscal year ended December 31, 2022, the Company calculated the allocable fair value of the Company’s underlying security by probability-weighting different valuation approaches and methodologies, primarily based on the subject company transaction method under the market approach, the Company utilized revenue multiples, which were determined by comparing the Company to guideline public companies based upon comparable revenue, operating margins, and products and services provided, along with the following assumptions:

	Portion of Fiscal Year Ended December 31, 2023 Prior to IPO	Fiscal Year Ended December 31, 2022
Risk-free rate	3.87%	2.85%
Expected term	1.6 years	2.0 years
Volatility	63.3%	55.0%
Discount rate	13.3%	13.5%
•The risk-free rate was based upon the U.S. Treasury rate as of the valuation date;
•The expected term was calculated based on time until the liquidity event (i.e., time to exit);
•Volatility was derived from an analysis of the volatility of comparable industry companies and the Company’s capital structure and risk profile as compared to the peer group; and
•The discount rate employed to convert future cash flows to their present value equivalent is the rate of return expected by an investor for taking on the perceived risks of an investment.
The OPM used the following significant assumptions to allocate the fair value to the redeemable common stock (in thousands):

	Portion of Fiscal Year Ended December 31, 2023 Prior to IPO	Fiscal Year Ended December 31, 2022
Underlying security	$8,326,667	$8,070,000
Risk-free rate	4.55%	4.51%
Expected term	1.56 years	1.66 years
Volatility	63.3%	65.0%
Discount for lack of marketability	13.3%	15.0%
Expected dividend yield	0.0%	0.0%
•The risk-free rate was based on the U.S. Treasury yield curve with terms approximately equal to the redeemable common stocks’ expected term;

•The expected term was calculated based on the term by which the redeemable stock will be exercised within the expected liquidity windows;
•Volatility was derived from the observed comparable public companies’ historical equity volatility over the period matching the term;
•The discount for lack of marketability was quantified through restricted stock studies, pre-IPO studies, and the put option pricing model to estimate the loss in value due to the security holders’ lack of access to an active market; and
•Expected dividend yield is zero as the Company has not paid and does not anticipate paying dividends on its redeemable common stock in the foreseeable future.
Application of these valuation approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this filing for a discussion about new accounting pronouncements adopted as of the date of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
We had cash of $739.7 million as of December 31, 2023, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2023, we had no debt, and therefore no potential market risk for interest expense.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Klaviyo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Klaviyo, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in redeemable common stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 29, 2024
We have served as the Company’s auditor since 2020.

Klaviyo, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	As of,
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$738,562	$385,820
Restricted cash	409	409
Accounts receivable, net of allowance for doubtful accounts	23,076	10,723
Deferred contract acquisition costs, current	15,198	11,215
Prepaid expenses and other current assets	26,244	19,336
Total current assets	803,489	427,503

Property and equipment, net	43,450	45,837
Right-of-use assets, net	36,987	45,695
Deferred contract acquisition costs, non-current	23,177	15,983
Restricted cash, non-current	686	687
Prepaid marketing expense	173,844	84,415
Other non-current assets	7,417	8,959
Total assets	$1,089,050	$629,079

Liabilities, Redeemable Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,597	$8,890
Accrued expenses	62,838	36,126
Lease liabilities, current	14,081	14,864
Deferred revenue	40,100	25,109
Total current liabilities	130,616	84,989

Lease liabilities, non-current	37,498	47,544
Other non-current liabilities	6,159	876
Total liabilities	174,273	133,409

Redeemable Common Stock (Note 11)
Redeemable common stock, $0.001 par value, 0 and 64,046,223 shares issued and outstanding at December 31, 2023 and 2022, respectively.	$—	$1,531,853
Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 100,000,000 and 0 shares authorized; 0 and 0 shares issued; 0 and 0 shares outstanding at December 31, 2023 and 2022, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 and 0 shares authorized; 40,841,834 and 0 shares issued; 40,841,834 and 0 shares outstanding at December 31, 2023 and 2022, respectively.	41	—
Series B common stock: $0.001 par value; 350,000,000 and 316,000,000 shares authorized; 218,524,009 and 170,882,108 shares issued; 218,524,009 and 170,855,313 shares outstanding at December 31, 2023 and 2022, respectively.	219	171
Additional paid-in capital	1,713,560	1,249,065
Accumulated deficit	(799,043)	(2,285,419)
Total stockholders’ equity (deficit)	914,777	(1,036,183)

Total liabilities, redeemable common stock, and stockholders’ equity (deficit)	$1,089,050	$629,079
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2023	2022	2021

Revenue	$698,099	$472,748	$290,640
Cost of revenue	177,888	128,025	84,696
Gross profit	520,211	344,723	205,944
Operating expenses:
Selling and marketing	394,369	213,848	156,342
Research and development	262,177	104,077	65,599
General and administrative	194,287	81,834	63,236
Total operating expenses	850,833	399,759	285,177
Operating loss	(330,622)	(55,036)	(79,233)
Other income (expense):
Other (expense) income	(470)	388	28
Interest income	24,051	5,538	139
Interest expense	—	—	(8)
Total other income	23,581	5,926	159
Loss before income taxes	(307,041)	(49,110)	(79,074)
Provision for income taxes	1,192	83	319
Net loss	(308,233)	(49,193)	(79,393)
Comprehensive loss	$(308,233)	$(49,193)	$(79,393)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(1.27)	$(0.21)	$(0.36)
Weighted average common shares outstanding, basic and diluted	242,889,272	229,857,206	220,865,179

The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance as of January 1, 2021	61,020,598	$922,883	—	$—	151,048,048	$151	$—	$(759,888)	$(759,737)
Issuance of common stock upon exercise of common stock options	—	—	—	—	8,267,207	8	5,845	—	5,853
Issuance of redeemable common stock, net of issuance costs of $79	3,025,625	100,921	—	—	—	—	—	—	—
Accretion of redeemable common stock to redemption value	—	1,542,528	—	—	—	—	(145,582)	(1,396,945)	(1,542,527)
Issuance of common stock, net of issuance costs of $270	—	—	—	—	7,339,392	8	244,797	—	244,805
Repurchase and retirement of common stock	—	—	—	—	(4,967,420)	(5)	(140,408)	—	(140,413)
Stock-based compensation expense	—	—	—	—	—	—	35,248	—	35,248
Vesting of restricted common stock	—	—	—	—	35,727	—	100	—	100
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Net loss	—	—	—	—	—	—	—	(79,393)	(79,393)
Balance as of December 31, 2021	64,046,223	$2,566,332	—	$—	161,756,287	$162	$—	$(2,236,226)	$(2,236,064)
Issuance of common stock upon exercise of common stock options	—	—	—	—	1,551,963	2	1,632	—	1,634
Accretion of redeemable common stock to redemption value	—	(1,034,479)	—	—	—	—	1,034,479	—	1,034,479
Issuance of common stock, net of issuance costs of $307	—	—	—	—	2,951,846	3	69,117	—	69,120
Issuance of investment option, net of issuance costs of $135	—	—	—	—	—	—	30,438	—	30,438
Vested warrants related to collaboration agreement	—	—	—	—	—	—	106,455	—	106,455
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	4,526,157	4	41	—	45
Stock-based compensation expense	—	—	—	—	—	—	6,802	—	6,802
Vesting of restricted common stock	—	—	—	—	35,727	—	101	—	101
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Net loss	—	—	—	—	—	—	—	(49,193)	(49,193)
Balance as of December 31, 2022	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (cont.)
(In Thousands, Except Share and Per Share Data)

Issuance of common stock upon exercise of common stock options	—	—	—	—	2,419,308	3	4,141	—	4,144
Issuance of common stock upon vesting of restricted stock units	—	—	27,250	—	7,179,136	7	(7)	—	—
Accretion of redeemable common stock to redemption value	—	399,685	—	—	—	—	(399,685)	—	(399,685)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	6,051,285	6	56	—	62
Stock-based compensation expense	—	—	—	—	—	—	342,148	—	342,148
Vesting of restricted common stock	—	—	—	—	26,795	—	75	—	75
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	142,326	—	142,326
Issuance of common stock in connection with Initial Public Offering, net of underwriters’ discounts, commissions and offering costs of $25,135	—	—	11,507,693	12	—	—	320,084	—	320,096
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	(11,874)	(1)	(2,735,286)	(2)	(81,508)	—	(81,511)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	27,548,447	28	(27,548,447)	(28)	—	—	—
Conversion of Series B common stock to Series A common stock upon exercise of greenshoe option	—	—	1,770,318	2	(1,770,318)	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(308,233)	(308,233)
Balance as of December 31, 2023	—	$—	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(308,233)	$(49,193)	$(79,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,651	9,040	5,269
Non-cash operating lease costs	12,997	11,831	9,120
Amortization of deferred contract acquisition costs	15,764	10,613	3,358
Amortization of prepaid marketing expense	52,897	22,040	—
Loss on disposal of property and equipment	6	—	5
Bad debt expense	524	734	1,819
Stock-based compensation expense	340,799	6,802	35,248
Deferred income tax	(3,229)	—	—
Other	118	75	42
Changes in operating assets and liabilities:
Accounts receivable	(12,877)	(5,164)	(5,086)
Deferred contract acquisition costs	(26,941)	(20,195)	(11,277)
Prepaid expenses, prepaid taxes, and other assets	(2,375)	(5,180)	(14,124)
Accounts payable	4,505	(21,115)	23,900
Accrued expenses	26,666	15,377	13,047
Deferred revenue	14,991	10,017	6,426
Operating lease liabilities	(15,197)	(9,272)	(10,138)
Other non-current liabilities	5,305	38	(954)
Net cash provided by (used in) operating activities	119,371	(23,552)	(22,738)

Investing activities
Acquisition of property and equipment	(3,653)	(15,821)	(13,023)
Capitalization of software development costs	(5,705)	(2,424)	(987)
Purchase of indefinite-lived intangible assets	—	—	(222)
Acquisition of business	—	(500)	—
Net cash used in investing activities	(9,358)	(18,745)	(14,232)

Financing activities
Proceeds from exercise of common stock options	4,216	1,718	5,965
Cash paid for finance leases	(21)	(21)	(16)
Cash paid to repurchase shares of common stock	—	—	(140,413)
Proceeds from exercise of warrants	62	45	—
Proceeds from issuance of common stock, net of issuance costs	—	99,558	345,726
Proceeds from issuance of common stock in initial public offering, net of issuance costs	320,096	—	—
Employee taxes paid related to net share settlement of stock-based awards	(81,625)	—	—
Net cash provided by financing activities	242,728	101,300	211,262

Net increase in cash, cash equivalents, and restricted cash	352,741	59,003	174,292
Cash, cash equivalents, and restricted cash, beginning of period	386,916	327,913	153,621
Cash, cash equivalents, and restricted cash, end of period	$739,657	$386,916	$327,913

Klaviyo, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$283	$204	$70
Cash paid for interest	$—	$—	$8
Cash paid for operating lease liabilities, net of tenant incentives received	$15,197	$9,272	$10,824
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$142,326	$106,455	$—
Vesting of restricted common stock	$75	$101	$100
Accretion of common stock subject to redemption	$(399,685)	$1,034,479	$(1,542,527)
Unpaid purchases of property and equipment	$472	$44	$1,985
Reclassification of redeemable common stock to Series B common stock	$1,931,538	$—	$—
Capitalization of stock-based compensation expense related to internal-use software	$1,349	$—	$2
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

1. Organization and Business Description
Klaviyo, Inc. (the “Company”) is a technology company that provides a software-as-a-service (“SaaS”) platform to enable its customers to send the right messages at the right time across email, short message service (“SMS”) and push notifications, more accurately measure and predict performance, and deploy specific actions and campaigns. Our reviews add-on allows for the collection of product reviews within our platform and our Customer Data Platform (“CDP”) offering gives user-friendly ways to track, transform, and cleanse data as well as run more advanced reporting and predictive analysis to drive revenue growth. The platform combines proprietary data and application layers into one solution with machine learning and artificial intelligence capabilities. The Company focused on marketing automation within eCommerce as its first application use case.
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

Initial Public Offering
On September 22, 2023, the Company completed its initial public offering of 19,200,000 shares of our Series A common stock at a price to the public of $30.00 per share. The Company sold 11,507,693 of such shares and certain existing stockholders sold an aggregate of 7,692,307 of such shares. We received net proceeds from the IPO of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses. In connection with the IPO, all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. In connection with and immediately subsequent to the IPO, 21,233,074 shares of Series B common stock were converted to shares of Series A common stock. On October 19, 2023, the underwriters for the IPO exercised their option to purchase additional shares granted in connection with the IPO, with respect to 2,764,066 shares of Series A common stock of a possible 2,880,000 shares. The Company received no proceeds from this transaction, as the option was an option to purchase additional shares of Series A common stock from certain existing stockholders.
All restricted stock units (“RSUs”) granted to employees prior to the IPO vested upon the satisfaction of both a service condition and a liquidity event condition. These RSUs with both a service condition and liquidity event condition are collectively referred to as “Double-Trigger Awards” and are described in more detail within Note 12. Stock-Based Compensation.
Upon the IPO, the vesting of certain warrants issued under the Shopify Collaboration Agreement accelerated. Specifically, the vesting associated with 3,935,793 of the outstanding warrants was accelerated resulting in an increase to Prepaid Marketing Expense of $92.6 million. See Note 2. Summary of Significant Accounting Policies for additional detail on the warrants issued in connection with the Shopify Collaboration Agreement.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful accounts, determination of revenue recognition under ASC 606, estimated benefit period of deferred contract acquisition costs, estimated life of prepaid marketing expense, and historical valuation of common stock and stock-based compensation, including fair value of the investment option and warrants.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
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

Cost of Revenue
Cost of revenue consists of costs related to supporting and hosting the Company’s software platform and channel offering for paying customers. These costs primarily include cloud-based infrastructure costs, outbound communication sending costs, employee-related costs including payroll, benefits, bonuses, and stock-based compensation expense related to the customer support team, amortization of capitalized internal-use software development costs, and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology.

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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
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
As of December 31, 2023 and 2022, deferred contract acquisition costs expected to be recognized within one year were $15.2 million and $11.2 million, respectively, and deferred contract acquisition costs expected to be recognized beyond one year were $23.2 million and $16.0 million, respectively.

Shopify Collaboration Agreement
On July 28, 2022, the Company entered into a collaboration agreement with Shopify Inc. and certain of its affiliates (collectively, “Shopify”) to form a strategic relationship for the purposes of creating greater interoperability between the Klaviyo and Shopify platforms and forming a strategic product, distribution, and marketing relationship. Shopify became a related party upon execution of this agreement. The collaboration agreement has a term of 7 years and automatically renews for successive one-year periods unless the Company or Shopify provides written notice of non-renewal. In connection with the collaboration agreement, the Company entered into 3 separate agreements including a revenue sharing agreement, common stock warrant agreement, and stock purchase agreement.
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
The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of the Company’s Platform, nor does Shopify provide any services on the Company’s behalf. During the year ended December 31, 2023, the Company incurred $21.9 million related to fees paid under the revenue sharing agreement. During the year ended December 31, 2022, the Company incurred an aggregate of $16.2 million fees paid to Shopify pursuant to revenue sharing arrangements, inclusive of $7.7 million paid to Shopify pursuant to the terms of the Shopify revenue sharing agreement and $8.5 million paid to Shopify pursuant to the terms of our prior agreement with Shopify that was in place prior to, and replaced by, the Shopify revenue sharing agreement. As of December 31, 2023 and 2022, the Company had $4.5 million and $2.7 million, respectively, in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement.
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
Pursuant to the common stock warrant agreement, upon the Company’s IPO, 25% of the total number of warrants were accelerated, and the remaining unvested portion vests quarterly over the remaining term. During the years ended December 31, 2023 and 2022, the Company capitalized prepaid marketing expense of $142.3 million and $106.5 million related to the vested warrants, respectively. For the years ended December 31, 2023 and 2022, the Company recorded marketing expense of $52.9 million and $22.0 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of December 31, 2023 and 2022, the Company’s prepaid marketing expense is $173.8 million and $84.4 million, respectively. As of December 31, 2023, there is $295.4 million of unrecognized marketing expense related to the warrants that will be recognized over 5.6 years. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit) for further discussion of the warrants.
On June 24, 2022, the Company entered into a stock purchase agreement with Shopify. On the closing date of July 28, 2022, Shopify purchased 2,951,846 shares of common stock for $33.88 per share. The stock purchase agreement gives Shopify the right to purchase 15,743,174 additional shares of common stock for $88.93 per share (the “Investment Option”). The common stock and Investment Option were determined to be freestanding financial instruments purchased at fair value and were accounted for separately from the collaboration agreement, revenue sharing agreement, and common stock warrant. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit) for further discussion of the common stock purchase and Investment Option.

Research and Development Costs
Research and development costs are expensed as incurred, unless they qualify as capitalized internal-use software development costs. Research and development costs consist primarily of personnel-related expenses associated with the Company’s research and development staff, including salaries, benefits, bonuses, and stock-based compensation.

Advertising Costs
Advertising costs are expensed as incurred. During the years ended December 31, 2023, 2022 and 2021, the Company incurred advertising expenses, which are included within selling and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss, in the amount of $41.6 million, $40.3 million, and $41.9 million, respectively.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under two stock compensation plans, which are described in more detail in Note 12. Stock-Based Compensation.
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
RSUs granted under the Company’s 2015 Stock Incentive Plan are subject to both service-based and performance-based vesting conditions, whereby the performance condition is satisfied upon occurrence of a liquidity event. Compensation cost related to awards with liquidity-based vesting conditions has been recognized through December 31, 2023, as the Company’s registration statement on Form S-1 filed with the SEC in connection with the IPO became effective on September 19, 2023, which satisfied the liquidity-based vesting condition of the Double-Trigger RSUs. Compensation expense for these awards with both a service and performance condition are expensed under the accelerated attribution method which includes a cumulative catch up recorded upon the IPO for services that had been completed as of the IPO. The remaining expense for these awards is recognized using the accelerated attribution method over the remaining service period. The fair value of each RSU grant is calculated based on the estimated fair value of the Company’s common stock on the date of grant, or, if modified, the date of modification.
RSUs granted under the Company’s 2023 Stock Option and Incentive Plan are for shares of Series A common stock and are currently subject to service-based vesting conditions only. Compensation costs related to these awards are recognized using the straight-line method over the service period of the award. The fair value of each RSU grant is calculated based on the fair value of the Company’s Series A common stock on the date of grant, or, if modified, the date of modification.
Until our IPO, given the absence of an active market for the Company’s common stock, management and the Company’s Board of Directors (the “Board”) were required to estimate the fair value of the Company’s common stock at the time of each grant of a stock-based compensation award. The Company and the Board utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following factors:
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
•the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an IPO or sale of the Company, given prevailing market conditions; and
•the U.S. and global economic and capital market conditions and outlook.

Following the Company’s IPO, there is an active market for its Series A common stock which is utilized to measure the fair value of the Company’s underlying shares.

Redeemable Common Stock

Redeemable common stock represents shares of the Company’s common stock that are redeemable at the option of the investor after a specified date. The initial carrying amount of redeemable common stock is equal to the respective issuance date fair value of the common stock subject to redemption, less issuance costs. The carrying amount is adjusted to equal the redemption value, which is equal to the fair value of a single share of common stock at the end of each reporting period. The carrying amount is subject to a floor equal to the initial carrying amount. The resulting changes in the redemption value are recorded with corresponding adjustments against retained earnings, if available, additional paid-in capital or accumulated deficit. Redeemable common stock is classified outside of permanent equity on the Consolidated Balance Sheets as the redemption option is outside of the Company’s control. As the redemption feature applicable to certain shares of the Company’s common stock was terminated upon the IPO, all shares of the Company’s redeemable common stock converted into 64,046,223 shares of Series B common stock upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC on September 19, 2023. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders' Equity (Deficit) for further discussion.

Non-Vested Restricted Common Stock
The Company may grant non-vested restricted common stock to employees, directors, and consultants with or without cash consideration. These grants contain certain restrictions on the sale of the shares. Non-vested restricted common stock are considered issued, but not outstanding, for accounting purposes until they vest. Upon termination of the relationship with a holder of the non-vested restricted common stock, the Company has the right to repurchase the non-vested restricted common stock at the price paid by the holder or, if there was no consideration, a price per share as defined in the Company’s agreement with the holder of the restricted common stock. All restricted common stock was vested as of December 31, 2023.
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
As of December 31, 2023 and 2022, the Company has no recorded liabilities for uncertain tax positions and has no accrued interest or penalties related to uncertain tax positions.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $1.5 million and $2.3 million as of December 31, 2023 and 2022, respectively. The allowance for doubtful accounts is established to represent the Company’s best estimate of the net realizable value of the outstanding amount of receivables that it will be unable to collect. The development of the Company’s allowance for doubtful accounts is based on a review of factors such as the customer’s payment history, historical loss patterns, the general economic climate, age, and past due status of invoices. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

The allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the period	$2,253	$1,917	$125
Provisions for uncollectible accounts, net of recoveries	28	1,224	1,792
Write offs	(802)	(888)	—
Balance at end of the period	$1,479	$2,253	$1,917
Accounts receivable is shown inclusive of unbilled accounts receivable of $1.8 million and $0.5 million as of December 31, 2023 and 2022, respectively. The unbilled accounts receivable is made up entirely of overages incurred by customers who have exceeded their subscription allotment as of period end but are not yet due for their period end billing.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, the Company had cash equivalents of $314.5 million in money market funds. As of December 31, 2022, the Company did not have cash equivalents.
As of December 31, 2023 and 2022, the Company had a current restricted cash balance of $0.4 million and $0.4 million, respectively. As of December 31, 2023 and 2022, the Company had a non-current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash at December 31, 2023 and 2022 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$738,562	$385,820
Restricted cash - current	409	409
Restricted cash - non-current	686	687
Total cash, cash equivalents, and restricted cash	$739,657	$386,916

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Concentrations of Credit Risk, Significant Customers, and Vendors
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, restricted cash, and accounts receivable.
The Company maintains its cash and restricted cash at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023 and 2022, the Company’s primary operating accounts significantly exceeded federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. The Company routinely assesses the creditworthiness of its customers. The Company does not require collateral. The Company maintains an allowance for potentially uncollectible accounts receivable. Accounts receivable is stated at the amount management expects to collect from outstanding balances. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
Significant concentrations of credit risk constitute customers that represent 10% or more of accounts receivable. As of December 31, 2023 and 2022, no individual customer accounted for more than 10% of accounts receivable. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the fiscal years ended December 31, 2023, 2022, and 2021.
The Company had certain vendors who individually represented 10% or more of the Company’s total vendor expenditures. For the year ended December 31, 2023, three vendors represented 19%, 14%, and 12% of total vendor expenditures, respectively. For the year ended December 31, 2022, two vendors represented 19% and 13% of total vendor expenditures, respectively. For the year ended December 31, 2021, one vendor represented 25% of total vendor expenditures, and no other vendors represented 10% or more of total expenditures for the year.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss in the period of retirement. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment. The estimated useful lives of the Company’s property and equipment are as follows:

Office equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or useful life
Asset retirement cost	Lesser of lease term or 5 years
Asset Retirement Obligations (“ARO”)
As part of the build out of the Company’s headquarters in Boston, Massachusetts, the Company built an internal staircase connecting multiple floors. This staircase required the removal of ground space to connect the floors. The lease agreement requires the Company to incur the costs required to restore the leased space to its original condition. During fiscal year 2020, on the lease commencement date, the Company established an ARO based on the present value of

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease and to return the space to its original condition. The asset associated with the ARO is amortized over the lease term or 5 years to operating expense, and the ARO is accreted to the end of lease obligation value over the same term. The ARO established by the Company is described in more detail in Note 5. Property and Equipment, Net.
Capitalized Internal-Use Software
The Company capitalizes qualifying costs incurred during the application development stage in connection with the development of internal-use software, which are included on the Consolidated Balance Sheets as a component of property and equipment, net. Costs related to preliminary project activities and post-implementation stages of software development are expensed as incurred.
Costs capitalized as internal-use software development costs include eligible salaries, stock-based compensation, and other compensation-related costs of employees and costs incurred in developing new features and enhancements when the costs will result in additional functionality. Capitalized internal-use software development costs are amortized on a straight-line basis over their estimated useful life of 3 years. Computer software development costs that do not qualify for capitalization are expensed as incurred.
Capitalization begins when the preliminary project stage is complete, management authorizes and commits to the funding of the software project with appropriate authority, it is probable the project will be completed, the software will be used to perform the functions intended, and certain functional and quality standards have been met.

Leases
The Company determines whether an arrangement contains a lease at inception. At the commencement date, the Company will perform the classification tests to determine whether its leases are operating or financing and recognize the related lease liability and right-of-use (“ROU”) asset. The Company, as the lessee, recognizes in the Consolidated Balance Sheets a liability to make lease payments and an ROU asset representing the right to use the underlying asset for both finance and operating leases with a lease term longer than twelve months. Lease liabilities and their corresponding ROU assets are recognized based on the present value of unpaid lease payments over the expected lease term.
The Company has elected the following practical expedients: (1) not to separate lease and non- lease components for all asset classes and (2) not to recognize leases with a term of 12 months or less on the Consolidated Balance Sheets for all asset classes.
The Company leases office space and office equipment under non-cancelable operating leases ranging from 1 to 8 years. Certain leases include options to extend the leases for up to 5 years. These options will be included in the lease term when they are reasonably certain to be exercised. The Company’s leases generally do not include options to terminate the leases or to purchase the underlying asset.
The Company’s leases are primarily fixed payments. Certain of the Company’s leases include variable lease payments, generally related to the lessor’s operating costs associated with the underlying asset, which are expensed as incurred. The Company’s leases generally do not contain residual value guarantees.
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”) to calculate the present value of future minimum lease payments, which is the estimated rate the Company would be required to pay for fully collateralized borrowing over the period similar to lease terms. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar (“USD”). In certain instances, the Company enters into transactions that are denominated in a currency other than the USD. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the USD are adjusted to USD using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the consolidated statements of operations. Foreign currency translation gains and losses were immaterial for the periods presented.

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

As of December 31, 2023 and 2022, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

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

Loss Per Share
In accordance with FASB ASC 260, Earnings Per Share, the basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the applicable period.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Diluted net loss per share attributable to Series A and Series B common stockholders is computed in the same manner as basic net income loss per share as the inclusion of all potentially dilutive securities outstanding would be antidilutive. See Note 13. Loss Per Share for further information.

Impairment of Long-Lived Assets

The Company periodically evaluates all long-lived assets or asset groups for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset. There was no impairment identified during the years ended December 31, 2023, 2022, and 2021.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures. There are no other new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.

3. Revenue Recognition
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Americas:
United States	$443,471	$307,222	$197,263
Other Americas (1)	38,180	26,790	15,758
APAC (1)(2)	72,797	47,905	27,574
EMEA (1)(3)	143,651	90,831	50,045
Total Revenue	$698,099	$472,748	$290,640
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
(2) Asia-Pacific
(3) Europe, the Middle East and Africa

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023	2022
Balance at beginning of the period	$25,109	$15,092
Plus: Billings during the period	713,090	482,765
Less: Revenue recognized during the period	(698,099)	(472,748)
Balance at end of the period	$40,100	$25,109
For the years ended December 31, 2023 and 2022, revenue recognized from amounts included in deferred revenue at the beginning of the period was $25.1 million and $15.1 million, respectively.

Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of December 31, 2023, the Company’s remaining performance obligations are $83.3 million, of which $79.4 million is expected to be recognized within the next twelve months and $3.9 million is expected to be recognized during a period greater than twelve months.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$314,511	$—	$—	$314,511
Total	$314,511	$—	$—	$314,511

As of December 31, 2023, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.

As of December 31, 2022, the Company did not have assets or liabilities carried at fair value.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	December 31, 2023	December 31, 2022
Capitalized internal-use software	$11,682	$4,460
Office equipment	3,633	3,203
Computer equipment	2,939	639
Furniture and fixtures	7,242	6,683
Leasehold improvements	45,768	45,228
Construction-in-progress	78	82
Asset retirement cost	643	643
Total property and equipment	71,985	60,938
Less accumulated depreciation and amortization	(28,535)	(15,101)
Total property and equipment, net	$43,450	$45,837

In the years ended December 31, 2023, 2022, and 2021, depreciation and amortization expense related to property and equipment was approximately $13.7 million, $8.9 million, and $5.3 million, respectively.
During the years ended December 31, 2023 and 2022, the Company capitalized $7.0 million and $2.4 million of internal-use software development costs, respectively. Of the $7.0 million internal-use software development costs capitalized during the year ended December 31, 2023, $1.3 million is attributable to stock-based compensation expense. During the year ended December 31, 2022, the Company did not capitalize any stock-based compensation expense related to services performed on capitalized software development projects. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $1.8 million, $0.7 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021. Amortization expense is included in cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss.
The asset retirement obligation is included in other non-current liabilities on the Consolidated Balance Sheets. Asset retirement obligation activity is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$722	$685
Additions	—	—
Accretion	39	37
Ending balance	$761	$722

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	December 31, 2023	December 31, 2022
Accrued compensation and employee related costs	$25,644	$16,926
Accrued sabbatical	3,394	—
Accrued value added tax	7,530	4,937
Other accrued taxes	6,830	1,754
Accrued cost of revenue	6,656	7,923
Accrued professional services	3,605	2,297
Accrued marketing	6,374	980
Other accrued expenses	2,805	1,309
Total accrued expenses	$62,838	$36,126

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancellable contractual obligations outstanding with marketing vendors and various service providers. Future minimum payments under the Company’s non-cancellable purchase commitments as of December 31, 2023, are presented in the table below (in thousands):

Year Ending December 31,	Contractual Commitments
2024	$117,668
2025	116,965
2026	70,761
2027	40,833
2028	—
Total Contractual Commitments:	$346,227
Legal Matters
From time to time, the Company may become involved in legal proceedings or be subject to claims arising in the course of its business, including but not limited to claims brought by its customers in connection with commercial disputes and litigation arising from employee and ex-employee related matters. The Company is not presently subject to any pending or threatened litigation, individually or taken together, for which it is reasonably possible to have a material effect on its consolidated financial position or results of operations.
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at December 31, 2023 and 2022, the Company has not incurred any costs for guarantees or indemnities.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
8. Leases

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$12,618	$12,091	$10,517
Short-term lease cost	630	121	—
Financing lease cost	21	21	16
Total lease cost	$13,269	$12,233	$10,533

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of,
	December 31, 2023	December 31, 2022
Operating lease ROU assets	$36,987	$45,695
Operating lease liabilities, current	14,081	14,864
Operating lease liabilities, non-current	37,498	47,544
Total lease liabilities	$51,579	$62,408

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating lease liabilities, net of tenant incentives received	$15,197	$9,272	$10,824
ROU assets recognized for new leases and amendments (non-cash)	$1,299	$3,452	$6,132
Other information related to leases is as follows:

	As of,
	December 31, 2023	December 31, 2022
Weighted average remaining lease term	4.1 years	5.0 years
Weighted average discount rate	4.97%	4.96%

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Future undiscounted annual cash flows for the Company’s operating leases as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2024	$14,383
2025	13,237
2026	13,429
2027	12,692
2028	3,205
Thereafter	—
Total future undiscounted lease payments	56,946
Less imputed interest	(5,367)
Total lease liabilities	$51,579
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of December 31, 2023.
9. Income Taxes
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(312,759)	$(51,729)	$(80,260)
Foreign	5,718	2,619	1,186
Loss before income taxes	$(307,041)	$(49,110)	$(79,074)

The provision (benefit) for income taxes contained the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(26)	99	45
Foreign	4,652	56	179
	4,626	155	224
Deferred:
Federal	—	(95)	—
State	—	(16)	—
Foreign	(3,434)	39	95
	(3,434)	(72)	95
Provision for income taxes	$1,192	$83	$319

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
The Company’s effective tax rates for the years ended December 31, 2023, 2022, and 2021 are less than the U.S. federal statutory income tax rate of 21.0% primarily due to the valuation allowance on the U.S. federal and state deferred tax assets and excess tax deductions related to stock-based compensation awards.

	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3	4.4	4.8
Federal research and development credits	3.8	10.3	7.9
State research and development credits	0.9	7.8	3.2
Permanent items	(0.4)	(1.0)	(0.2)
Stock-based compensation	1.6	5.6	5.0
Foreign rate differential	—	—	—
Non-deductible officers compensation	(2.3)	—	—
Prepaid marketing expense	3.6	—	—
Other	—	(0.8)	0.1
Change in valuation allowance	(32.9)	(47.5)	(42.2)
Total	(0.4)%	(0.2)%	(0.4)%
Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences that give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$88,200	$49,093
Research and development credits	36,217	21,829
Stock-based compensation	32,204	1,218
Lease liability	12,933	17,225
Capitalized research and development	63,701	21,728
Other	5,553	2,864
Total deferred tax assets	238,808	113,957
Deferred tax liabilities:
Depreciation	(3,543)	(5,481)
Deferred commissions	(7,657)	(5,451)
Amortization	(2,049)	(85)
ROU asset	(9,303)	(13,202)
Prepaid marketing expense	(43,084)	(20,666)
Total deferred tax liabilities	(65,636)	(44,885)
Valuation allowance	(170,076)	(69,205)
Net deferred tax assets (liabilities)	$3,096	$(133)
As of December 31, 2023 and 2022, the Company has federal net operating loss (“NOL”) carryforwards of $349.2 million and $199.2 million, respectively, which can be carried forward indefinitely, and state net operating loss carryforwards of $245.1 million and $118.6 million, respectively, which expire at various dates beginning in 2027. As of December 31, 2023 and 2022, the Company has federal credit carryforwards of $25.1 million and $13.6 million,

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
respectively, and state credit carryforwards of $14.0 million and $10.4 million, respectively, which are available to reduce future tax liabilities. If not utilized, the federal research and development credit will begin to expire in 2037 and the state research and development credit will begin to expire in 2025.
The Company is not subject to an annual limitation of its NOL and research and development credit attributes as of December 31, 2023, but subsequent ownership changes may affect the limitation in future years.
The net changes in the total valuation allowance for the year ended December 31, 2023, was an increase of $100.9 million, primarily as a result of the generation of additional net operating losses and federal research and development credits. The net changes in the total valuation allowance for the year ended December 31, 2022 was an increase of $23.3 million, primarily as a result of the generation of additional net operating losses and federal research and development credits.
The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of December 31, 2023 and 2022. The Company does not expect any material change in uncertain tax benefits within the next 12 months.
As of December 31, 2023 and 2022, the Company had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries, and accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
10. Employee Benefit Plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its common stock through the 401(k) plan. During the years ended December 31, 2023, 2022, and 2021, the Company made contributions to the plan of $7.4 million, $6.6 million, and $3.8 million respectively.
The Company contributes to defined contribution savings plans for its employees in the United Kingdom and Australia who satisfy certain eligibility requirements. The plans allow each participant from the United Kingdom and Australia to defer a percentage of their compensation and the Company contributes an additional 5% and 11% of all wages for those employees in the scheme on a monthly basis, respectively. The Company made contributions to the plans of $1.8 million, $0.8 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021 respectively.
11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit)
Redeemable Common Stock

The Company issued 64,046,223 shares of common stock at various dates in 2019, 2020, and 2021 to select investors that were subject to redemption at fair value of common stock at the investor’s option after November 6, 2029. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within control of the Company require classification of the associated instrument outside of permanent equity.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2021, the Company entered into the 2021 Stock Purchase agreement. The Company issued and sold 10,365,017 shares of common stock to investors at a price of $33.38 per share, for an aggregate purchase price and gross proceeds of $346.0 million. At the time of the sale, 3,025,625 of the total shares issued allowed investors to acquire additional substantive rights including financial information rights, restrictive covenants, secondary refusal rights, right of co-sale, and right of redemption after November 6, 2029, at fair value. These shares were classified outside of permanent equity. The remaining 7,339,392 shares were classified in permanent equity as they did not contain the right of redemption after November 6, 2029.

As of December 31, 2022 and 2021, the Company determined that the redeemable shares were probable of becoming redeemable. In accordance with ASC 480-10-S99, the Company elected to recognize changes in redemption value immediately as they occur. The per-share redemption value is equal to the fair market value of a single share of the Company’s common stock subject to a floor of the initial carrying value.
Immediately prior to the IPO, the redeemable common stock was accreted to the IPO issuance price of $30.00 per share. Upon the IPO, the redemption right of these shares was terminated and all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. This transaction resulted in a reclassification of $1,931.5 million in redeemable common stock to stockholder’s equity including an increase to additional paid-in capital of $136.9 million and Accumulated Deficit of $1,794.6 million to reverse accretion recorded to these accounts.

Common Stock

Immediately following the effectiveness of the registration statement relating to our IPO, we filed our Amended and Restated Certificate of Incorporation, which authorized a total of 3,000,000,000 shares of Series A common stock, 350,000,000 shares of Series B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Series B common stock. The rights of the holders of Series A common stock and Series B common stock are identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Series B common stock is entitled to ten votes per share and is convertible into one share of Series A common stock at any time. Shares of the Company’s Series B common stock will also automatically convert into shares of Series A common stock upon certain transfers and other events. Upon the seventh anniversary of our IPO, all outstanding shares of Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
option pricing model with the following assumptions: fair value of common stock, a dividend yield of zero, contractual terms of 10 years, volatility of 55.00%, and a risk-free rate of 2.85%.
The following table summarizes the warrants activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at December 31, 2022	11,217,017	$0.01	9.57
Granted	—	—	—
Exercised	(6,051,285)	0.01	8.95
Cancelled	—	—	—
Warrants outstanding at December 31, 2023	5,165,732	$0.01	8.58
During the years ended December 31, 2023 and 2022, 6,051,285 and 4,526,161 warrants vested, respectively. The Company has no vested but not exercised warrants outstanding as of December 31, 2023.
Restricted Stock
In 2019, the Company permitted the purchase of 142,908 shares of restricted stock prior to vesting by an employee of the Company. These shares are restricted and subject to repurchase by the Company until the conditions for vesting are met. Upon termination of employment of the restricted stockholder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability on the Consolidated Balance Sheets as a component of other current liabilities, given the implicit repurchase feature. As of December 31, 2022, the Company has recognized a restricted stock liability of approximately $0.1 million as a component of accrued expenses. The Company reclassified an immaterial amount of restricted stock liability to stockholders’ deficit upon vesting of restricted shares during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, all restricted stock has been fully vested.
The following is a summary of the non-vested restricted common stock activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2022	26,795	$2.84
Granted	—	—
Vested	(26,795)	$2.84
Unvested and outstanding at December 31, 2023	—	$—
The aggregate fair value of restricted stock that vested was $0.7 million and $1.2 million during the years ended December 31, 2023 and 2022, respectively.

Stock Purchase and Investment Option

On July 28, 2022, the Company entered into a stock purchase agreement in connection with the collaboration agreement and strategic partnership with Shopify. Under the stock purchase agreement, the Company issued and sold 2,951,846 shares of common stock to Shopify at a price of $33.88 per share. The stock purchase agreement also granted Shopify an Investment Option, which allows Shopify to purchase an additional 15,743,174 shares of common stock at a purchase price of $88.93 per share. The Investment Option is exercisable at any time at Shopify’s option until July 28,

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
2030. As of December 31, 2023, the Investment Option has not been exercised. The Company determined that the $100.0 million purchase price represents the fair value of the common stock and Investment Option issued to Shopify since the transaction occurred at arm’s length and was not compensatory.

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
12. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Board adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. All equity grants subsequent to the IPO will be made pursuant to the Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”), which was approved by the Board effective as of September 19, 2023. Subsequent to the IPO, generally 2015 Plan awards vest into shares of Series B common stock and are immediately reclassified to Series A common stock based upon the employee’s conversion election made at the time of the IPO. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of December 31, 2023, the Company’s authorized common stock includes 44,981,488 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 40,775,315 shares are available for future grants.
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
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the years ended December 31, 2023, 2022 and 2021, the Company solely granted RSUs as further described below.
Stock Options

Stock Options (“Options”) generally vest over 4 years with the first 25% of the award vesting upon the 12-month anniversary of the vesting commencement date and the remaining 75% vesting monthly over the following 3 years. Grants of Options shall not be exercisable after expiration of 10 years from the date of grant or such shorter period specified in the associated award agreement. Options may not be transferable except by will or by the laws of descent and distribution and domestic relations orders. The 2015 Plan does not allow for the early exercise of Options. The Company did not grant any Options during the years ended December 31, 2023, 2022 and 2021.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Option activity for the year ended December 31, 2023 is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	34,207,554	$0.61	3.74	$781,247
Exercised	(2,419,308)	1.56
Forfeited and expired	(53,521)	3.22
Outstanding at December 31, 2023	31,734,725	$0.54	2.65	$864,605

Exercisable at December 31, 2023	31,639,454	0.53	2.64	$862,297
Expected to vest at December 31, 2023	31,734,725	0.54	2.65	$864,605
The total intrinsic value of Options exercised during the years ended December 31, 2023, 2022 and 2021 amounted to $54.7 million, $53.2 million and $169.7 million, respectively.

Restricted Stock Units

During the years ended December 31, 2023, 2022 and 2021, the Company granted RSUs to employees under the 2015 Plan and 2023 Plan. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service condition and a liquidity condition (“Double-Trigger”). Generally, the service condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Generally, RSUs vest quarterly over the entire 4-year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. The liquidity condition was satisfied upon the occurrence of the IPO. In general, RSUs granted after the IPO under the 2023 Plan vest upon the satisfaction of a service condition only. These service conditions are consistent with those under the 2015 Plan detailed above.

Restricted stock unit activity for the year ended December 31, 2023 is as follows (in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2023	11,712,446	$30.24
Granted	11,896,929	26.23
Vested	(7,206,386)	29.49
Forfeited	(1,712,572)	29.51
Unvested and outstanding at December 31, 2023	14,690,417	$27.44
The fair value of the RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $214.7 million, $1.3 million and $0.5 million, respectively.
Modifications
During the year ended December 31, 2023, the Company extended the expiration dates of four employees’ options. The extension of the expiration date impacted 1,004,667 granted stock options, resulting in incremental stock-based compensation expense of $0.8 million during the year ended December 31, 2023.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2023, the Company accelerated the vesting start dates of two employees’ RSUs. The modification impacted 167,500 previously granted RSUs that were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of the modified RSUs is included in the total stock-based compensation recognized during the year ended December 31, 2023.
On April 10, 2023, the Company approved an amendment to the vesting schedule of 4,250,947 RSUs governed by the 2015 Plan. Specifically, the vesting schedule of these RSUs were amended to align with the Company’s standard four quarterly vesting dates that were established on a prospective basis in June of 2022. This modification impacted 657 grantees, and all RSUs that were modified were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of this modification is included in the total stock-based compensation recognized during the year ended December 31, 2023 and is based on the fair value of the award on the date of modification.
On March 15, 2023, the Company announced a reduction in workforce that resulted in the termination of approximately 8% of the Company’s full-time workforce (130 employees). As part of the reduction in workforce, the Company modified 608,698 previously granted stock options and 64,301 previously granted RSUs. During the year ended December 31, 2023, the Company incurred an incremental stock-based compensation expense of $0.6 million related to the modification of the stock options modified. All RSUs that were modified were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of the modified RSUs is included in the total stock-based compensation recognized during the year ended December 31, 2023 and is based on the fair value of the award on the date of modification.
During the year ended December 31, 2022, the Board approved the modification of an executive’s stock-based awards. At the modification date, the executive had 177,684 RSUs outstanding for which the service-based vesting condition was satisfied but the liquidity-based vesting condition was not. Pursuant to the modification agreement, the Company elected to cancel 63,775 of the unvested RSUs in exchange for $1.5 million, which the Company recorded stock-based compensation as general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, during the year ended December 31, 2022, the Company recorded incremental stock-based compensation expense of $0.1 million associated with 2,616 stock options granted and 154 RSUs granted to one employee that was terminated but continued to vest in previously issued awards for a limited period after provision of substantive services ceased.
During the year ended December 31, 2022, the Company amended the terms of certain stock option awards issued to three employees to add a change of control provision. Such modification did not result in any incremental stock-based compensation expense. The Company also extended the post-termination exercise periods for two terminated employees holding 65,704 stock options. The Company determined the incremental stock-based compensation expense resulting from the modifications was not material. Additionally, the Company provided two terminated employees with accelerated vesting on the service-based vesting condition of 22,029 Double-Trigger RSUs held. Because satisfaction of the liquidity-based vesting condition was not probable, the Company did not record the incremental stock-based compensation expense resulting from the modifications. Such amounts will be recorded upon vesting (that is, upon occurrence of a qualifying liquidity event).
During the year ended December 31, 2021, the Board approved a modification to three executives who were terminated during 2021. These modifications resulted in the accelerated vesting of tranches beyond the termination date as well as extension of the exercise window for these employees. The modification covered 1,326,461 options and resulted in incremental stock-based compensation of $9.9 million during the year. Additionally, during the year ended December 31, 2021, the Board approved a modification to a former executive’s stock-based compensation awards who was terminated

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
during 2021. The Company prorated the expense for the years ended December 31, 2022 and 2021, which was $3.8 million and $1.1 million, respectively, as the modification impacted both years presented as services were provided by the employee in both years as part of the terms of the award modification.

Secondary Transactions
The Company’s employees historically participated in secondary market transactions whereby existing or third-party investors purchased shares owned by the employee associated with previously issued stock-based compensation awards. The Company’s involvement in such secondary market transactions was generally limited to waiving or assigning its right of first refusal over the respective shares. During the years ended December 31, 2023, 2022, and 2021 secondary investors purchased 912,187, 1,002,968, and 4,262,974 shares of common stock from certain employees, respectively. Stock-based compensation expense related to these transactions, representing amounts paid in excess of then current fair value, totaled $0.8 million and $21.5 million and during the year ended December 31, 2022 and 2021, respectively, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. No stock-based compensation expense was recorded during the year ended December 31, 2023 related to secondary transactions.

Stock-Based Compensation Expense

During the year ended December 31, 2023, the Company capitalized $1.3 million of stock compensation expense related to services performed on capitalized software development projects. During the year ended December 31, 2022, the Company did not capitalize any stock compensation expense related to services performed on capitalized software development projects, and during the year ended December 31, 2021, the Company had an immaterial amount of capitalized stock compensation expense related to services performed on capitalized software development projects.
Stock-based compensation included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$24,973	$129	$960
Selling and marketing	107,954	985	29,713
Research and development	120,184	1,230	8,193
General and administrative	87,688	5,958	13,123
Stock-based compensation, net of amounts capitalized	340,799	8,302	51,989
Capitalized stock-based compensation expense	1,349	—	2
Total stock-based compensation expense	$342,148	$8,302	$51,991

During the year ended December 31, 2022, stock-based compensation expense included $1.5 million paid in cash in exchange for the cancellation of an executive’s unvested RSUs outstanding for which the service-based vesting condition was satisfied but the liquidity-based vesting condition was not. This is included within general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. During the year ended December 31, 2021, stock-based compensation expense included $16.7 million paid in cash for the repurchasing and retirement of common stock, of which $8.8 million is included within selling and marketing expense, $5.8 million within research and development expense, and $2.1 million within general and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2023, total unrecognized compensation cost related to unvested Options was $0.1 million, which will be recognized on a ratable basis over a weighted-average remaining period of 0.4 years.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2023, total unrecognized compensation cost related to unvested RSUs was $257.5 million, which will be recognized on a ratable basis over a weighted-average remaining period of 3.3 years.
13. Loss Per Share
Basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, restricted stock units and stock options as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the periods presented, as their effect was antidilutive during the years ended December 31, 2023, 2022 and 2021.
The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each series of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Series A and Series B common stock on both individual and combined basis.
The following table presents the calculation of basic and diluted net loss per share attributable to Series A and Series B common stockholders for the periods presented, (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(308,233)	$(49,193)	$(79,393)
Denominator:
Weighted-average shares - basic and diluted	242,889,272	229,857,206	220,865,179
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(1.27)	$(0.21)	$(0.36)
The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share:

	Year Ended December 31,
	2023	2022	2021
Warrants outstanding	5,165,732	11,217,017	—
Investment Option	15,743,174	15,743,174	—
RSUs outstanding	14,690,417	11,712,446	7,430,700
Options outstanding	31,734,725	34,207,554	36,858,706
Restricted stock outstanding	—	26,795	62,522
Total	67,334,048	72,906,986	44,351,928

14. Restructuring Costs

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
On March 15, 2023, the Company announced a restructuring plan that resulted in a reduction of approximately 8% of the Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits as well as stock-based compensation from the modification of terminated employee stock options. See Note 12. Stock-Based Compensation for further detail on award modifications due to the restructuring. Restructuring costs included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

Year ended,
December 31, 2023
Cost of revenue	$1,138
Selling and marketing	1,832
Research and development	3,375
General and administrative	1,532
Total	$7,877
There were no unpaid restructuring costs as of December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

During the three months ended December 31, 2023, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares Subject to Trading Arrangement	Expiration Date
Amanda Whalen	Chief Financial Officer	November 16, 2023	105,000	November 16, 2024
Landon Edmond(1)	Chief Legal Officer and General Counsel	November 17, 2023	258,668	November 17, 2024
Allen Chaves	Chief Technology Officer	November 21, 2023	780,000	November 22, 2024
Susan St. Ledger	Director	December 11, 2023	10,500	May 30, 2025
Jennifer Ceran	Director	December 14, 2023	13,000	December 16, 2024
______________
(1)The actual number of shares of common stock sold pursuant to this plan will be less, after shares are withheld to satisfy tax withholding obligations in connection with the net settlement of equity awards.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our fiscal year.
Our board of directors has adopted a code of conduct that applies to all our employees, officers, contractors, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is posted on our website at investors.klaviyo.com under “Governance.” We intend to disclose any amendments to our code of conduct, or waivers of its requirements, on our website or in filings under the Exchange Act.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB ID No 34.
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Part IV
Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a) Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
All financial statement schedules are omitted because the required information is either not present, not present in material amounts, or is presented within our Consolidated Financial Statements and the related notes thereto included in this Annual Report on Form 10-K.
(c) Exhibits
The documents listed in the exhibit index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.					X
3.2	Amended and Restated Bylaws of Klaviyo, Inc.					X
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Description of Securities.					X
4.3	Amended and Restated Investors’ Rights Agreement by and among Klaviyo, Inc. and certain of its stockholders, dated May 10, 2021.	S-1	333-274211	4.2	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.5	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.6	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.7	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1	Forms of Indemnification Agreement between Klaviyo, Inc. and each of its directors and executive officers.	S-1	333-274211	10.1	August 25, 2023
10.2*	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-274211	10.2	August 25, 2023
10.3*	2023 Stock Option and Incentive Plan, and forms of award agreements thereunder.	S-1/A	333-274211	10.3	September 11, 2023
10.4*	Senior Executive Cash Incentive Bonus Plan.	S-1	333-274211	10.4	August 25, 2023
10.5*	Employment Agreement by and between Klaviyo, Inc. and Landon Edmond, effective August 27, 2023.	S-1	333-274211	10.6	August 25, 2023
10.6*	Employment Agreement by and between Klaviyo, Inc. and Amanda Whalen, effective August 27, 2023.	S-1	333-274211	10.8	August 25, 2023
10.7*	Form of Director Offer Letter.	S-1	333-274211	10.10	August 25, 2023

10.8	Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012, as amended on August 7, 2020.	S-1	333-274211	10.11	August 25, 2023
10.9#	Collaboration Agreement by and among Klaviyo, Inc., Shopify Inc., Shopify International Limited, Shopify Commerce Singapore PTE. LTD., and Shopify Strategic Holdings 3 LLC, dated July 28, 2022.	S-1	333-274211	10.12	August 25, 2023
10.10#	Revenue Sharing Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	10.13	August 25, 2023
10.11*	2023 Employee Stock Purchase Plan.	S-1/A	333-274211	10.14	September 11, 2023
10.12*	Non-Employee Director Compensation Policy.	S-1	333-274211	10.15	August 25, 2023
21.1	Subsidiaries of Klaviyo, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
* Indicates a management contract or any compensatory plan, contract or arrangement.
† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
# Certain confidential information contains in this exhibit has been omitted because it is both (i) not material and (ii) the type that Klaviyo, Inc. treats as private or confidential.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KLAVIYO, INC.

Dated: February 29, 2024	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: February 29, 2024	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Bialecki, Amanda Whalen, and Landon Edmond, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Bialecki	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Andrew Bialecki

/s/ Amanda Whalen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Amanda Whalen

/s/ Jennifer Ceran	Director	February 29, 2024
Jennifer Ceran

/s/ Luciano Fernandez Gomez	Director	February 29, 2024
Luciano Fernandez Gomez

/s/ Edward Hallen	Chief Product Officer and Director	February 29, 2024
Edward Hallen

/s/ Ping Li	Director	February 29, 2024
Ping Li

/s/ Michael Medici	Director	February 29, 2024
Michael Medici

/s/ Roxanne Oulman	Director	February 29, 2024
Roxanne Oulman

/s/ Susan St. Ledger	Director	February 29, 2024
Susan St. Ledger

/s/ Tony Weisman	Director	February 29, 2024
Tony Weisman