Form 10-Q
period 2024-03-31
Klaviyo, Inc.
filed 2024-05-08
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-41806
Klaviyo, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-0989964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Summer Street, 6th Floor Boston, MA	02110
(Address of principal executive offices)	(Zip Code)
(617) 213-1788
(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock, par value $0.001 per share	KVYO	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2024, there were 70,349,399 shares of the registrant’s Series A common stock and 194,210,182 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

Special Note Regarding Forward-Looking Statements

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

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Klaviyo,” “the Company,” “we,” “our,” and “us” refer to Klaviyo, Inc. and its subsidiaries.

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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$755,827	$738,562
Restricted cash	393	409
Accounts receivable, net of allowance for doubtful accounts	23,241	23,076
Deferred contract acquisition costs, current	17,177	15,198
Prepaid expenses and other current assets	29,804	26,244
Total current assets	826,442	803,489

Property and equipment, net	42,786	43,450
Right-of-use assets, net	34,684	36,987
Deferred contract acquisition costs, non-current	24,507	23,177
Restricted cash, non-current	657	686
Prepaid marketing expense	168,720	173,844
Other non-current assets	10,600	7,417
Total assets	$1,108,396	$1,089,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,464	$13,597
Accrued expenses	65,134	62,838
Lease liabilities, current	13,625	14,081
Deferred revenue	42,519	40,100
Total current liabilities	129,742	130,616

Lease liabilities, non-current	34,759	37,498
Other non-current liabilities	6,443	6,159
Total liabilities	170,944	174,273

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 70,065,833 and 40,841,834 shares issued; 70,065,833 and 40,841,834 shares outstanding at March 31, 2024, and December 31, 2023, respectively.	70	41
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 193,969,875 and 218,524,009 shares issued; 193,969,875 and 218,524,009 shares outstanding at March 31, 2024, and December 31, 2023, respectively.	194	219
Additional paid-in capital	1,749,113	1,713,560
Accumulated deficit	(811,925)	(799,043)
Total stockholders’ equity	937,452	914,777

Total liabilities and stockholders’ equity	$1,108,396	$1,089,050

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2024	2023

Revenue	$209,993	$156,088
Cost of revenue	44,938	36,574
Gross profit	165,055	119,514
Operating expenses:
Selling and marketing	91,858	60,613
Research and development	56,097	35,032
General and administrative	39,192	22,991
Total operating expenses	187,147	118,636
Operating (loss) income	(22,092)	878
Other income (expense):
Other income (expense)	68	(25)
Interest income	9,546	3,816
Total other income, net	9,614	3,791
(Loss) income before income taxes	(12,478)	4,669
Provision for income taxes	404	391
Net (loss) income	(12,882)	4,278
Comprehensive (loss) income	$(12,882)	$4,278

Net (loss) income per share attributable to Series A and Series B common stockholders, basic	$(0.05)	$0.02
Net (loss) income per share attributable to Series A and Series B common stockholders, diluted	$(0.05)	$0.02
Weighted average common shares outstanding, basic	261,332,411	235,498,300
Weighted average common shares outstanding, diluted	261,332,411	268,430,992

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2023	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)
Issuance of common stock upon exercise of common stock options	—	—	—	—	303,710	—	341	—	341
Accretion of redeemable common stock to redemption value	—	36,003	—	—	—	—	(36,003)	—	(36,003)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	590,374	1	5	—	6
Vested warrants related to collaboration agreement	—	—	—	—	—	—	13,885	—	13,885
Stock-based compensation expense	—	—	—	—	—	—	1,823	—	1,823
Vesting of restricted common stock	—	—	—	—	8,932	—	25	—	25
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Net income	—	—	—	—	—	—	—	4,278	4,278
Balance as of March 31, 2023	64,046,223	$1,567,856	—	$—	171,791,662	$172	$1,229,141	$(2,281,141)	$(1,051,828)

Balance as of January 1, 2024	—	$—	40,841,834	$41	218,524,009	$219	1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	—	—	3,715,082	3	3,561	—	3,564
Issuance of common stock upon vesting of restricted stock units	—	—	35,673	—	973,988	1	(1)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	344,382	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	—	35,754	—	35,754
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	(15,168)	—	(384,092)	—	(11,865)	—	(11,865)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	29,203,494	29	(29,203,494)	(29)	—	—	—
Net loss	—	—	—	—	—	—	—	(12,882)	(12,882)
Balance as of March 31, 2024	—	$—	70,065,833	$70	193,969,875	$194	$1,749,113	$(811,925)	$937,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net (loss) income	$(12,882)	$4,278
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	3,974	3,301
Non-cash operating lease costs	3,052	3,343
Amortization of deferred contract acquisition costs	3,933	3,497
Amortization of prepaid marketing expense	13,224	13,224
Loss on disposal of property and equipment	32	—
Bad debt expense	(60)	(767)
Stock-based compensation expense	35,627	1,823
Other	(21)	10
Changes in operating assets and liabilities:
Accounts receivable	(105)	(383)
Deferred contract acquisition costs	(7,242)	(6,015)
Prepaid expenses, prepaid taxes, and other assets	(6,838)	(6,036)
Accounts payable	(5,061)	817
Accrued expenses	(244)	1,306
Deferred revenue	2,419	1,040
Operating lease liabilities	(3,915)	(3,896)
Other non-current liabilities	289	10
Net cash provided by operating activities	26,182	15,552

Investing activities
Acquisition of property and equipment	(1,259)	(325)
Capitalization of software development costs	(1,966)	(1,306)
Net cash used in investing activities	(3,225)	(1,631)

Financing activities
Proceeds from exercise of common stock options	3,589	383
Cash paid for finance leases	(5)	(5)
Proceeds from exercise of warrants	4	6
Employee taxes paid related to net share settlement of stock-based awards	(11,865)	—
Proceeds from employee stock purchase plan	2,540	—
Net cash (used in) provided by financing activities	(5,737)	384

Net increase in cash, cash equivalents, and restricted cash	17,220	14,305
Cash, cash equivalents, and restricted cash, beginning of period	739,657	386,916
Cash, cash equivalents, and restricted cash, end of period	$756,877	$401,221

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$89	$—
Cash paid for operating lease liabilities, net of tenant incentives received	$3,915	$3,896
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$8,100	$13,885
Vesting of restricted common stock	$—	$25
Accretion of common stock subject to redemption	$—	$(36,003)
Capitalization of stock-based compensation expense related to internal-use software	$127	$—
Unpaid purchases of property and equipment	$403	$48
The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Business Description
Klaviyo, Inc. (the “Company”) is a technology company that provides a software-as-a-service (“SaaS”) platform to enable its customers to send the right messages at the right time across email, short message service (“SMS”) and push notifications, more accurately measure and predict performance, and deploy specific actions and campaigns. The Company’s reviews add-on allows for the collection of product reviews within its platform and its Customer Data Platform (“CDP”) offering gives user-friendly ways to track, transform, and cleanse data as well as run more advanced reporting and predictive analysis to drive revenue growth. The platform combines proprietary data and application layers into one solution with machine learning and artificial intelligence capabilities. The Company focused on marketing automation within eCommerce as its first application use case.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, the Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) and the Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2024 and 2023, and the related notes to such interim condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful accounts, determination of revenue recognition under ASC 606, estimated benefit period of deferred contract acquisition costs, estimated life of prepaid marketing expense, and historical valuation of common stock and stock-based compensation, including fair value of warrants.
The Company evaluates estimates based on historical and anticipated results, trends, and various other assumptions. The Company assesses these estimates on a regular basis; however, actual results could differ from these estimates.

Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the audited annual consolidated financial statements for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2024. There have been no material changes to our significant accounting policies with the exception of the below:
Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under stock compensation plans, which are described in more detail in Note 11. Stock-Based Compensation.
The Company measures stock-based compensation awards, including stock options and restricted stock units (“RSUs”), based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recorded for awards issued to employees and non-employees at fair value with a corresponding increase in additional paid-in capital. For awards with service conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Forfeitures are recognized when they occur.
RSUs granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) are subject to both service-based and performance-based vesting conditions, whereby the performance condition is satisfied upon occurrence of a liquidity event. Upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC in connection with its initial public offering (“IPO”) in September 2023, the performance vesting condition was satisfied and cumulative compensation cost was recognized using the accelerated attribution method. Compensation costs continue to be recognized under this method through March 31, 2024 as the remaining awards continue to vest based on the remaining service condition. The fair value of each RSU grant is calculated based on the estimated fair value of the Company’s common stock on the date of grant, or, if modified, the date of modification.
RSUs granted under the Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”) are for shares of Series A common stock and are currently subject to service-based vesting conditions only. Compensation costs related to these awards are recognized using the straight-line method over the service period of the award. The fair value of each RSU grant is calculated based on the fair value of the Company’s Series A common stock on the date of grant, or, if modified, the date of modification.
Rights granted to employees to purchase shares of Series A common stock under the 2023 Employee Stock Purchase Plan (the “ESPP”) are subject to service-based vesting conditions only. Compensation costs related to the ESPP are recognized using the straight-line method over the service period of the award. The fair value of the estimated shares of Series A common stock to be purchased is computed as the sum of (a) 15% purchase discount off of the grant date quoted trading price of the Company’s Series A common stock and (b) the fair value of the look-back feature of the Company’s

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Series A common stock on the grant date which consists of a call option on 85% of a share of common stock and a put option on 15% of a share of common stock.

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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the three months ended March 31, 2024, the Company incurred $6.4 million related to fees paid under the revenue sharing agreement. During the three months ended March 31, 2023, the Company incurred $5.1 million related to fees paid under the revenue sharing agreement. As of March 31, 2024 and December 31, 2023, the Company had $5.8 million and $4.5 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively.
During the three months ended March 31, 2024 and March 31, 2023, the Company capitalized prepaid marketing expense of $8.1 million and $13.9 million related to the vested warrants issued as consideration for the collaboration agreement, respectively. For the three months ended March 31, 2024, the Company recorded marketing expense of $13.2 million in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three months ended March 31, 2023, the Company recorded marketing expense of $13.2 million in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of March 31, 2024 and December 31, 2023, the Company’s prepaid marketing expense was $168.7 million and $173.8 million, respectively. As of March 31, 2024, there was $282.1 million of unrecognized marketing expense related to the warrants that will be recognized over 5.33 years. Refer to Note 10. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion of the warrants.
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
There are no other new accounting pronouncements that have been issued that could have a material impact on the Company’s financial position or results of operations.
3. Revenue Recognition, Deferred Revenue, Remaining Performance Obligations, and Accounts Receivable
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas:
United States	$132,735	$99,901
Other Americas (1)	11,002	8,720
APAC (1)(2)	21,392	16,170
EMEA (1)(3)	44,864	31,297
Total Revenue	$209,993	$156,088
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
(2) Asia-Pacific
(3) Europe, the Middle East and Africa

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$40,100	$25,109
Plus: Billings during the period	212,412	157,128
Less: Revenue recognized during the period	(209,993)	(156,088)
Balance at end of the period	$42,519	$26,149

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2024 and March 31, 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $36.7 million and $25.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of March 31, 2024, the Company’s remaining performance obligations are $101.2 million, of which $94.1 million is expected to be recognized within the next twelve months and $7.1 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $0.9 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$320,019	$—	$—	$320,019
Total	$320,019	$—	$—	$320,019

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$314,511	$—	$—	$314,511
Total	$314,511	$—	$—	$314,511

As of March 31, 2024 and December 31, 2023, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of March 31, 2024 and December 31, 2023, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	March 31, 2024	December 31, 2023
Capitalized internal-use software	$13,775	$11,682
Office equipment	3,605	3,633
Computer equipment	3,897	2,939
Furniture and fixtures	7,338	7,242
Leasehold improvements	45,891	45,768
Construction-in-progress	—	78
Asset retirement cost	643	643
Total property and equipment	75,149	71,985
Less accumulated depreciation and amortization	(32,363)	(28,535)
Total property and equipment, net	$42,786	$43,450
Depreciation and amortization expense related to property and equipment was approximately $4.0 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024 and 2023, the Company capitalized $2.1 million and $1.3 million of internal-use software development costs, respectively. Of the $2.1 million internal-use software development costs capitalized during the three months ended March 31, 2024, $0.1 million is attributable to stock-based compensation expense. During the three months ended March 31, 2023, the Company did not capitalize any stock-based compensation expense related to internal-use software development. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $0.8 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The asset retirement obligation is included in other non-current liabilities on the Condensed Consolidated Balance Sheets. Asset retirement obligation activity is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$761	$722
Additions	—	—
Accretion	10	10
Ending balance	$771	$732

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	March 31, 2024	December 31, 2023
Accrued compensation and employee related costs	$27,376	$25,644
Accrued sabbatical	3,921	3,394
Accrued value added tax	8,054	7,530
Other accrued taxes	7,433	6,830
Accrued cost of revenue	7,203	6,656
Accrued professional services	4,011	3,605
Accrued marketing	3,811	6,374
Other accrued expenses	3,325	2,805
Total accrued expenses	$65,134	$62,838

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with marketing vendors and various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2024 and December 31, 2023, were $308.8 million and $346.2 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at March 31, 2024 and December 31, 2023, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$3,052	$3,352
Short-term lease cost	95	215
Financing lease cost	5	5
Total lease cost	$3,152	$3,572

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	March 31, 2024	December 31, 2023
Operating lease ROU assets	$34,684	$36,987
Operating lease liabilities, current	13,625	14,081
Operating lease liabilities, non-current	34,759	37,498
Total lease liabilities	$48,384	$51,579

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities, net of tenant incentives received	$3,915	$3,896
ROU assets recognized for new leases and amendments (non-cash)	$—	$—

Other information related to leases is as follows:

	As of,
	March 31, 2024	December 31, 2023
Weighted average remaining lease term	3.9 years	4.1 years
Weighted average discount rate	4.98%	4.97%
Future undiscounted annual cash flows for the Company’s operating leases as of March 31, 2024 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2024	$10,657
2025	13,191
2026	13,385
2027	12,692
2028	3,205
Thereafter	—
Total future undiscounted lease payments	53,130
Less imputed interest	(4,746)
Total lease liabilities	$48,384
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of March 31, 2024.

9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three months ended March 31, 2024 and 2023, are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was (3.2)% and 8.4% for the three months ended March 31, 2024 and 2023, respectively. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code (“IRC”) Section 174, partially offset by excess tax benefits related to stock-based compensation.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of March 31, 2024 and December 31, 2023. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of March 31, 2024, the Company has had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
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

As of March 31, 2023, the Company determined that the redeemable shares were probable of becoming redeemable. In accordance with ASC 480-10-S99, the Company elected to recognize changes in redemption value immediately as they occur. The per-share redemption value is equal to the fair market value of a single share of the Company’s common stock subject to a floor of the initial carrying value.
Immediately prior to the Company’s IPO in September 2023, the redeemable common stock was accreted to the IPO issuance price. Upon the IPO, the redemption right of these shares was terminated and all shares of the Company’s redeemable common stock automatically converted into shares of Series B common stock. This transaction resulted in a reclassification of redeemable common stock to stockholder’s equity, including an increase to additional paid-in capital and Accumulated Deficit to reverse accretion recorded to these accounts.

Common Stock

Immediately following the effectiveness of the registration statement relating to the Company’s IPO in September 2023, the Company filed its Amended and Restated Certificate of Incorporation, which authorized a total of 3,000,000,000 shares of Series A common stock, 350,000,000 shares of Series B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Series B common stock. The rights of the holders of Series A common stock and Series B common stock are identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Series B common stock is entitled to ten votes per share and is convertible into one share of Series A common stock at any time. Shares of the Company’s Series B common stock will also automatically convert into shares of Series A common stock upon certain transfers and other events. Upon the seventh anniversary of the Company’s IPO, all outstanding shares of Series B common stock will automatically convert into Series A common stock.

Preferred Stock

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

The following table summarizes the warrants activity during the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2024	5,165,732	$0.01	8.58
Granted	—
Exercised	(344,382)	0.01	8.50
Cancelled	—
Warrants outstanding at March 31, 2024	4,821,350	$0.01	8.33
During the three months ended March 31, 2024, 344,382 warrants vested. The Company has no vested but not exercised warrants outstanding as of March 31, 2024. During the three months ended March 31, 2023, 590,374 warrants vested.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Company’s board of directors (the “Board”) adopted the 2015 Plan. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. As of March 31, 2024, outstanding awards under the 2015 Plan include options and RSUs. Generally 2015 Plan awards vest into shares of Series B common stock and are immediately reclassified to Series A common stock based upon the employee’s conversion election made at the time of the IPO. All equity grants subsequent to the IPO are made pursuant to the 2023 Plan, which was approved by the Board effective as of September 19, 2023. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of March 31, 2024, the Company’s authorized common stock includes 58,184,554 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 52,864,070 shares are available for future grants.
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
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the three months ended March 31, 2024 and 2023, the Company solely granted RSUs as further described below.
Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted RSUs to employees under the 2023 Plan and 2015 Plan, respectively. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Generally, RSUs vest quarterly over the entire 4-year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. The performance-based vesting condition was satisfied upon the occurrence of the IPO in September 2023. In general, RSUs granted after the IPO under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. These service-based vesting conditions are consistent with those under the 2015 Plan detailed above.

Employee Stock Purchase Plan

On August 24, 2023, the Board adopted the ESPP in which eligible employees may contribute up to 15% of their base compensation to purchase shares of the Company’s Series A common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s Series A common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s Series A common stock on the purchase date. The ESPP provides for 12-month offering periods beginning January 1 and July 1 of each year, or the next trading date thereafter. Each offering period will consist of two six-month purchase periods. The initial offering period began on January 2, 2024 and will end on December 31, 2024. As of March 31, 2024, the Company reserved 8,793,658 shares of Series A common stock pursuant to purchase rights to be issued to the Company’s eligible employees under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024, by the least of 6,200,000 shares of our Series A common stock, 1% of the outstanding

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
number of shares of our Series A common stock and Series B common stock on the immediately preceding December 31, or such lesser number of shares as determined by our administrator of the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $1.0 million during the three months ended March 31, 2024. As of March 31, 2024, $2.6 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

As of March 31, 2024, no shares of Series A common stock have been issued under the ESPP.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2,378	$26
Selling and marketing	11,284	127
Research and development	13,121	551
General and administrative	8,844	1,119
Stock-based compensation, net of amounts capitalized	35,627	1,823
Capitalized stock-based compensation expense	127	—
Total stock-based compensation expense	$35,754	$1,823

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing the net (loss) income by the number of weighted-average outstanding common shares. Diluted net (loss) income per share is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, stock options, and ESPP shares as potential common equivalents. The Company excluded these potential common equivalents from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2024 as their effect was antidilutive. The Company included dilutive potential common equivalents in the computation of diluted earnings per share attributable common stockholders for the three months ended March 31, 2023.
The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each series of common stock and the resulting basic and diluted net (loss) income per share attributable to common stockholders are, therefore, the same for both Series A and Series B common stock on both an individual and combined basis.
The following table presents the calculation of basic and diluted net (loss) income per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net (loss) income per share, basic:
Numerator:
Net (loss) income	$(12,882)	$4,278
Denominator:
Weighted-average shares, basic	261,332,411	235,498,300
Net (loss) income per share attributable, basic	$(0.05)	$0.02
Net (loss) income per share, diluted:
Numerator:
Net (loss) income	$(12,882)	$4,278
Denominator:
Weighted-average shares, basic	261,332,411	235,498,300
Dilutive effect of options	—	32,890,276
Dilutive effect of RSUs	—	21,626
Dilutive effect of restricted stock	—	20,790
Weighted-average shares, diluted	261,332,411	268,430,992
Net (loss) income per share attributable, diluted:	$(0.05)	$0.02

The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share (in thousands):

	As of March 31,
	2024	2023
Warrants outstanding	4,821,350	10,626,643
Investment Option	15,743,174	15,743,174
RSUs outstanding	14,564,170	13,102,769
Options outstanding	28,016,783	—
ESPP	444,835	—
Total	63,590,312	39,472,586

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13. Restructuring Costs

On March 15, 2023 the Company announced a restructuring plan that resulted in a reduction of approximately 8% of the Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits as well as stock-based compensation from the modification of terminated employee stock options. Restructuring costs included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income is as follows (in thousands):

Three Months Ended,
March 31, 2023
Cost of revenue	$1,138
Selling and marketing	1,832
Research and development	3,375
General and administrative	1,532
Total	$7,877
There were no unpaid restructuring costs as of December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A within this Quarterly Report on Form 10-Q.

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
Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, short message service (“SMS”), and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our Customer Data Platform (“CDP”) offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. As of March 31, 2024, our platform had efficiently scaled to over 146,000 customers. Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. See the section below titled “Key Performance Metrics – Customers” for additional information on how we define customers and customers outside of retail.
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
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they have and email and SMS messages they send, they move to higher subscription tiers. Second, we cross-sell additional communication channels, such as SMS, to customers who started on our platform with our email offering, as well as add-ons, such as reviews and our CDP offering. Finally, we sell our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.
Growth with Larger Customers
When we first launched our platform, we intentionally focused on serving entrepreneurs and small and medium-sized businesses (“SMBs”) based on the need we saw for a simple and easy-to-use, yet powerful solution for customers in this category, and the large market opportunity within this group of customers. As our customers have scaled and become mid-market companies and larger enterprises themselves, their success with Klaviyo has attracted more interest from similarly sized businesses that are looking to drive better engagement with their consumers. Our ability to continue to move up market is dependent on a number of factors, including our ability to further adapt our platform to the needs of larger accounts, the effectiveness of our sales team, and pricing.
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. We have already experienced significant growth with international sales outside of the Americas accounting for 31.6% of our revenue for the three months ended March 31, 2024. We believe that the introduction of additional languages and currencies to our platform will increase our efficacy and ease of use in other regions.
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

Customers Generating Over $50,000 of ARR. We calculate our number of customers generating over $50,000 of ARR (as defined below) as those customers that have an average ARR of greater than $50,000 over the prior twelve months (or the entire duration of the customer’s paying relationship, if it is less than twelve months) as of the date of determination. We believe the number of customers generating over $50,000 of ARR is a key performance metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it is an indicator of our ability to grow the number of customers that are exceeding this ARR threshold, both from our existing customers expanding their usage of our platform and from our sales to larger customers. We believe this is an important indicator of our ability to continue to successfully move up market.

As of March 31, 2024, we had 2,157 customers generating over $50,000 of ARR, compared to 1,273 customers generating over $50,000 of ARR as of March 31, 2023, representing growth of 69% year-over-year.
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

As of March 31, 2024 and 2023, our NRR was 114% and 119%, respectively. We implemented a price increase in September 2022, which positively increased revenue growth in 2022 and 2023. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR, and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. The decrease in these measures from March 31, 2023 to March 31, 2024 was largely driven by lapping the one-year anniversary of this price increase.

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
Selling and Marketing
Our selling and marketing costs primarily consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation; sales commissions and partnership expenses for revenue sharing agreements, including to Shopify Inc. (“Shopify”), other commerce platform partners, and agency partners; costs associated with advertising and marketing activities; and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. Sales commissions are considered an incremental cost to obtain contracts with customers and these costs are deferred and amortized over the expected benefit period. On July 28, 2022, we entered into a collaboration agreement and strategic partnership with Shopify pursuant to which we issued warrants to Shopify (and certain of its affiliates) (the “Shopify Warrants”), in exchange for promotion of our marketing services with customers within the Shopify ecosystem. In accordance with relevant accounting policies, we recognize a prepaid marketing expense in connection with the Shopify Warrants. This prepaid marketing expense represents the probable future economic benefit being amortized over a seven-year expected benefit period and is recorded based on the fair value of the warrants on the grant date.
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

General and Administrative
Our general and administrative expenses consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation in general corporate functions, such as procurement, accounting and finance, tax, legal, project management, and human resources, as well as allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. Credit card processing fees are also part of general and administrative expenses.
We expect general and administrative expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations governing public companies, such as Section 404 of the Sarbanes-Oxley Act, and an increase in legal, audit, insurance, investor relations, professional services, and other administrative expenses. Further, we expect an increase in dollar amount of credit card processing fees in line with the expected increase in revenue for the foreseeable future. As a result, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term as we scale our business. This percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses, including in the short term due to heightened compliance requirements associated with operating as a public company. These expenses include increased professional service costs, the increased cost of directors’ and officers’ liability insurance, and costs associated with increasing our employee headcount in certain departments, such as accounting, internal audit, and investor relations.
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
The Organization for Economic Co-operation and Development (“OECD”) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While various countries have implemented the legislation as of January 1, 2024, we do not expect a resulting material change to our income tax provision for the 2024 fiscal year. As additional jurisdictions enact such legislation, we expect our effective tax rate and cash tax payments could increase in future years.
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

	Three Months Ended March 31,
	2024	2023
($ in thousands)
Consolidated Statements of Operations
Revenue	$209,993	$156,088
Cost of revenue(1)	44,938	36,574
Gross profit	165,055	119,514
Operating expenses:
Selling and marketing(1)	91,858	60,613
Research and development(1)	56,097	35,032
General and administrative(1)	39,192	22,991
Total operating expenses	187,147	118,636
Operating (loss) income	(22,092)	878
Other income (expense):
Other income (expense), net	68	(25)
Interest income	9,546	3,816
Total other income, net	9,614	3,791
(Loss) income before income taxes	(12,478)	4,669
Provision for income taxes	404	391
Net (loss) income	$(12,882)	$4,278
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2,378	$26
Selling and marketing	11,284	127
Research and development	13,121	551
General and administrative	8,844	1,119
Stock-based compensation, net of amounts capitalized	35,627	1,823
Capitalized stock-based compensation expense	127	—
Total stock-based compensation expense	$35,754	$1,823

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023

Revenue	100.0%	100.0%
Cost of revenue	21.4	23.4
Gross profit	78.6	76.6
Operating expenses:
Selling and marketing	43.7	38.8
Research and development	26.7	22.4
General and administrative	18.7	14.7
Total operating expenses	89.1	76.0
Operating (loss) income	(10.5)	0.6
Other income (expense):
Other income (expense), net	—	—
Interest income	4.5	2.4
Total other income, net	4.5	2.4
(Loss) income before income taxes	(6.0)	3.0
Provision for income taxes	0.2	0.3
Net (loss) income	(6.2)%	2.7%

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$209,993	$156,088	$53,905	34.5%
Revenue for the three months ended March 31, 2024 increased by $53.9 million or 34.5%, to $210.0 million compared to $156.1 million for the three months ended March 31, 2023. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the three months ended March 31, 2024, sales to existing customers accounted for approximately 45% of the increase in revenue. Approximately 55% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Cost of revenue	$44,938	$36,574	$8,364	22.9%
Cost of revenue for the three months ended March 31, 2024 increased by $8.4 million or 22.9%, to $44.9 million compared to $36.6 million for the three months ended March 31, 2023. This was primarily due to an increase of approximately $4.2 million in outbound communication sending costs on behalf of our customers due to increased usage, $2.4 million of stock-based compensation expense related to the vesting of restricted stock units (“RSUs”), and $1.0 million in salaries and personnel expenses as a result of increases in headcount.
Gross Profit

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit	$165,055	$119,514	$45,541	38.1%
Gross profit for the three months ended March 31, 2024 increased by $45.5 million or 38.1%, to $165.1 million compared to $119.5 million for the three months ended March 31, 2023. This increase was primarily due to revenue growth and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third-party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Selling and Marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing	$91,858	$60,613	$31,245	51.5%
Selling and marketing expenses for the three months ended March 31, 2024 increased by $31.2 million or 51.5%, to $91.9 million compared to $60.6 million for the three months ended March 31, 2023. This increase was primarily due to an increase of approximately $15.5 million in salaries and related personnel expenses as a result of increases in headcount, $11.2 million of stock-based compensation due to the vesting of RSUs, $2.5 million in partnership-related expenses across our ecosystem, $1.8 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $1.1 million in professional services, and $0.8 million in technology expenses. The increase was offset by a decrease of approximately $2.1 million in restructuring expenses.
Research and Development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development	$56,097	$35,032	$21,065	60.1%
Research and development costs for the three months ended March 31, 2024 increased by $21.1 million or 60.1%, to $56.1 million compared to $35.0 million for the three months ended March 31, 2023. This increase was primarily due to an increase of approximately $12.6 million of stock-based compensation due to the vesting of RSUs, $10.6 million in salaries and related personnel expenses as a result of increases in headcount, and $0.7 million in professional services. The increase was offset by a decrease of approximately $2.8 million in restructuring expenses.
General and Administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative	$39,192	$22,991	$16,201	70.5%
General and administrative expenses for the three months ended March 31, 2024 increased by $16.2 million or 70.5%, to $39.2 million compared to $23.0 million for the three months ended March 31, 2023. This increase was primarily due to an increase of approximately $7.7 million of stock-based compensation due to the vesting of RSUs, $2.8 million in professional services, primarily attributable to expenses incurred to operate as a public company, $2.5 million in salaries and related personnel expenses as a result of increases in headcount, $1.5 million in finance expenses, primarily attributable to expenses incurred for international tax compliance, $1.4 million in payment processing fees, and $0.8 million in technology expenses. The increase was offset by a decrease of approximately $0.9 million in restructuring expenses.
Other Income (expense), Net

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Other income (expense), net	$68	$(25)	$93	(372.0)%

Other income (expense) for the three months ended March 31, 2024 increased by an immaterial amount compared to the three months ended March 31, 2023.
Interest Income

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$9,546	$3,816	$5,730	150.2%

Interest income for the three months ended March 31, 2024 increased by $5.7 million to $9.5 million compared to $3.8 million for the three months ended March 31, 2023. This increase was due to greater interest income from the larger cash balances held in interest-bearing accounts, including money market funds.

Provision for Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$404	$391	$13	3.3%

Income tax expense for the three months ended March 31, 2024 increased by an immaterial amount compared to the three months ended March 31, 2023.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through March 31, 2024, we have financed our operations primarily through sales of equity securities and payments received from our customers. In September 2023, we completed our initial public offering (“IPO”) which resulted in aggregate cash proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses.
As of March 31, 2024, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $756.9 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $320.0 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of,
	March 31,	December 31,
	2024	2023
($ in thousands)
Cash	$755,827	$738,562
Restricted cash, current(1)	393	409
Accounts receivable, net of allowance for doubtful accounts	23,241	23,076
Deferred contract acquisition costs	17,177	15,198
Prepaid expenses and other current assets	29,804	26,244
Accounts payable	8,464	13,597
Accrued expenses	65,134	62,838
Operating lease liabilities	13,625	14,081
Deferred revenue	42,519	40,100
Total Working Capital	$696,700	$672,873

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
Statement of Cash Flow
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities, and our ending balance of cash. For additional detail, see our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023
($ in thousands)
Net cash provided by (used in)
Operating activities	$26,182	$15,552
Investing activities	(3,225)	(1,631)
Financing activities	(5,737)	384
Net increase in cash and restricted cash	$17,220	$14,305
Cash and restricted cash, beginning of period	739,657	386,916
Cash and restricted cash, end of period	$756,877	$401,221

Operating Activities
Net cash provided by operating activities of $26.2 million for the three months ended March 31, 2024 was primarily attributable to a net loss of $12.9 million adjusted for non-cash charges of $59.8 million and net cash outflows of $20.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $35.6 million of stock-based compensation expense, $13.2 million of prepaid marketing expense amortization, $4.0 million of depreciation and amortization expense, $3.9 million of amortization related to deferred contract acquisition costs, and $3.1 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $7.2 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $6.8 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, a $5.3 million decrease in accrued expenses and accounts payable due to timing of payments, and a $3.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations. The cash outflow was offset by cash inflows primarily from a $2.4 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash provided by operating activities of $15.6 million for the three months ended March 31, 2023 was primarily attributable to a net income of $4.3 million adjusted for non-cash charges of $24.4 million and net cash outflows of $13.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $13.2 million of prepaid marketing expense amortization, $3.3 million of depreciation and amortization expense, $3.5 million of amortization related to deferred contract acquisition costs, $1.8 million of stock-based compensation expense, and $3.3 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $6.0 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $6.0 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, a $3.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and a $0.4 million increase in accounts receivable due to an increase in customer billings. The cash outflow was offset by cash inflows primarily from a $1.0 million increase in deferred revenue resulting from increased billings for subscriptions and a $2.1 million increase in accrued expenses and accounts payable due to timing of payments.

Investing Activities
Net cash used in investing activities of $3.2 million for the three months ended March 31, 2024 consisted of $1.3 million purchases of property and equipment and $2.0 million of capitalized software development costs.
Net cash used in investing activities of $1.6 million for the three months ended March 31, 2023 consisted of $0.3 million purchases of property and equipment and $1.3 million of capitalized software development costs.
Financing Activities
Net cash used in financing activities of $5.7 million for the three months ended March 31, 2024 primarily consisted of approximately $3.6 million of proceeds from the exercise of stock options and $2.5 million of proceeds from the employee stock purchase plan offset by $11.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2023 primarily consisted of approximately $0.4 million of proceeds from the exercise of stock options.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of March 31, 2024 were $53.1 million, with $13.9 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of March 31, 2024 were $308.8 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this filing for a discussion about new accounting pronouncements adopted as of the date of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations within the United States, the United Kingdom and Australia, and are exposed to market risk in the ordinary course of our business. Market risk is the risk of loss that may impact our financial position, future earnings, or future cash flows that may result from changes in financial market prices and rates. Our market risk is primarily a result of fluctuations in interest rates and inflation. We do not use derivative financial instruments for speculative, hedging, or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.

Interest Rate Risk

We had cash of $756.9 million as of March 31, 2024, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2024, we had no debt, and therefore no potential market risk for interest expense.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to, nor is our property currently subject to, any material legal proceedings, nor are we involved in any legal proceedings the outcome of which we currently believe would have a material adverse effect on our financial condition or results of operations based on the status of the proceedings at this time. We are not aware of any governmental inquiries or investigations into our business.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks described below are not the only ones we face. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we do not currently believe to be material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially adversely affected. In that event, the trading price of our Series A common stock could decline, and you could lose part or all of your investment. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.

Risks Relating to Our Business and Industry
Our rapid historical revenue growth is not indicative of our future revenue growth, and we may not be able to sustain our historical revenue growth rate, in the near term and in the future.
We have experienced rapid revenue growth in recent periods. Our revenue was $210.0 million and $156.1 million for the three months ended March 31, 2024 and 2023, respectively, representing a growth rate of 34.5%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. In addition, we implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. As we have lapped the one year anniversary of this price increase, these measures have seen a corresponding decrease. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 1,478 employees as of March 31, 2023 to 2,010 employees as of March 31, 2024. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 65,000 as of March 31, 2023 to approximately 78,000 as of March 31, 2024. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (such as adding SMS and push offerings alongside our data platform and email offering) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
As of December 31, 2023, approximately 77.7% of our ARR was derived from customers who also use Shopify’s platform, while only approximately 9.4% of our new ARR was derived from customers that came to us through the Shopify app store. Shopify also helps to promote our brand by referring new customers to us, and under our partnership with Shopify, we are the recommended email solution for Shopify Plus customers globally. Any disruption to the functionality of our integration with Shopify, including our removal from their app store, could create delays in data synchronization for our customers and adversely affect the customer experience. Further, if Shopify is unable or unwilling to continue to integrate with our platform for any reason, or if our products or our platform no longer integrate with Shopify’s platform, our customers that use Shopify’s eCommerce platform could be required to switch to another eCommerce platform in order to continue using our platform and our products. However, the termination or degradation of our integration with Shopify could cause us to lose customers if these customers do not transition to a new eCommerce platform, or if they transition to a platform that does not integrate with our platform. We also have integrations with other third-party eCommerce platforms, such as BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Salesforce Commerce Cloud, Square, Wix, and WooCommerce, and some of our customers transition from one third-party eCommerce platform to another while remaining on our platform each month. Further, diversifying our contractual relationships and operations with other platforms could increase the complexity of our operations and lead to increased costs. The current term of our agreement with Shopify expires in 2029, and Shopify could refuse to renew such agreement or renegotiate such agreement on terms that are neither favorable to us nor commercially reasonable. If our agreement with Shopify is not renewed, if there are any disruptions to our Shopify integration or if we are unsuccessful in maintaining our relationship with Shopify, for any reason, including actual or perceived competing offerings, the utility of and demand for our platform and our products could decline, and our business, financial condition, and operating results could be materially and adversely affected.
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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to global health crises, labor shortages, supply chain disruptions, inflation, a government shutdown, geopolitical developments (such as the Russia-Ukraine conflict and the conflict in the Gaza Strip, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.

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
We incurred net losses of $308.2 million and $49.2 million in the years ended December 31, 2023 and 2022, respectively, and a net loss of $12.9 million during the three months ended March 31, 2024. We are not certain whether we will be able to achieve profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
The majority of our customers are small to mid-size businesses and subscribe to our platform on a month-to-month basis. However, as we scale our business and enter into agreements with larger customers, such as enterprise customers, we expect that we will enter into longer-term agreements for usage of our platform and products. We anticipate that these prospective enterprise customers may have lengthy sales cycles for the evaluation and procurement of our platform and the timing of our sales cycles with these enterprise customers and the related revenue may be difficult to predict. For deals that were closed by our sales team in the year ended December 31, 2023 and in the three month period ended March 31, 2024, our median sales cycle was approximately 8 weeks. This measure excludes any business generated through self-serve channels. Any delays in our sales cycles may increase the amount of time between when we incur the operating expenses related to these sales efforts and, upon successful sales, the generation of corresponding revenue. Further, we may incur additional selling and marketing expenses as we move up-market and shift our sales strategy to adapt not only to longer sales cycles but to the nature of a new sales motion associated with enterprise sales. As we seek to acquire these enterprise customers, we also anticipate that we will need to increase our sales and customer support capabilities. We may also be required to spend a significant amount of time and resources to train our sales and customer support teams for interfacing with enterprise customers, as well as educating our potential enterprise customers and familiarizing them with our platform. Additionally, these large organizations may have large data sets that require us to evaluate our existing data storage, collection and processing capabilities, and enhance the features and scalability of our platform. Enterprise customers may also view a subscription to our platform and products as a strategic decision with significant investment. As a result, these customers may require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. As we engage with enterprise customers, we may expend a greater amount of time and money on selling and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
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
For the years ended December 31, 2023 and 2022, and the three months ended March 31. 2024, our research and development expenses were 37.6%, 22.0% and 26.7% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three months ended March 31, 2024, we derived 36.8% of our revenue from customer accounts outside of the United States. We currently have offices in the United Kingdom and Australia, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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

Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code as amended (the “Code”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. More recently, however, there have been proposals to retroactively reinstate the deductibility of such expenses under Section 174 of the Code.
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
Foreign privacy laws have become more stringent in recent years and may increase the costs and complexity of offering our platform and products in new and existing geographies. Outside of the United States, we are also subject to stringent privacy and data protection laws in many jurisdictions. For example, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) and the UK General Data Protection Regulation (the “UK GDPR,” and collectively, the “GDPR”). The GDPR applies where we are collecting or otherwise processing personal data in connection with (a) the activities of a business establishment within the United Kingdom/European Economic Area; or (b) offering goods or services to or monitoring the behavior of individuals within the United Kingdom/European Economic Area, and imposes strict obligations regarding personal data processing activities.
The GDPR also imposes restrictions in relation to the international transfer of personal data. For example, in order to transfer data outside of the European Economic Area or the United Kingdom to a non-adequate country, including the United States in certain circumstances, the GDPR requires us to enter into an appropriate transfer mechanism and may require us to take additional steps to ensure an essentially equivalent level of data protection, including carrying out a transfer impact assessment to assess whether the recipient is subject to local laws which allow a public authority access to personal data and assisting controllers with such assessments if we act as processors of personal data. These transfer mechanisms are subject to change, and implementing new or revised transfer mechanisms or ensuring an essentially equivalent protection may involve additional expense and potentially increased compliance risk. Such restrictions may increase our obligations in relation to carrying out international transfers of personal data and cause us to incur additional expense and increased regulatory liabilities. Any inability to transfer personal data from Europe to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position.
Despite Brexit, the UK GDPR remains largely aligned with EU GDPR. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to application, interpretation, enforcement and administrative burdens. For example, the United Kingdom has introduced the Data Reform Bill into the United Kingdom legislative process with the intention for this bill to reform the country’s data protection legal framework. If passed, the final version of the Data Reform Bill, which will introduce significant changes from the EU GDPR, may have the effect of further altering the similarities between the United Kingdom and European Economic Area data protection regimes and threaten the United Kingdom’s adequacy decision from the EU Commission which allows the free flow of personal data from the United Kingdom to the European Economic Area. This may lead to additional compliance costs and could increase our overall risk exposure. This lack of clarity on future United Kingdom laws and regulations and their interaction with those of the European Economic Area could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs. We may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework. In addition, European Economic Area Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the European Economic Area.
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
We also face stringent regulation in connection with our use of telecommunication services for the transmission of marketing messages. The TCPA is a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages. TCPA violations can result in significant financial penalties as a business can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our SMS texting product is a potential source of risk for class-action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the FCC, as the agency that implements and enforces the TCPA, may determine that our efforts to address the TCPA are insufficient and may subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our platform or our products violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our service fees, and could have an adverse effect on our business. Further, we could be subject to class action lawsuits for any claimed TCPA violations. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Additionally, the scope of the TCPA is frequently under review and future regulations interpreting the TCPA may impose new limitations on our or our customers’ ability to send commercial messages via telephone calls, faxes, and text messages. Further, some states have enacted laws similar to, or broader than, the TCPA, which may be an additional source of potential claims or liability. In particular, Florida, Washington, and Oklahoma have enacted statutes that impose broader obligations than the TCPA upon companies that rely upon telephone calls or text messages for commercial communications. More U.S. states may pass similar laws in the future, and our ability to conduct our services via telephone or text message may be further limited or expose us to currently unforeseen liability.
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
If our security measures are breached or compromised or there is otherwise unauthorized disclosure of or access to customer data, our data, or our platform, our platform may be perceived as insecure, we may lose customers or fail to attract new customers, our reputation and brand may be harmed, and we may incur significant liabilities.
Use of our platform involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of or access to or security breaches or compromises of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, including regulatory fines, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to continue to incur significant expenses to prevent security breaches and compromises, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. While we believe we have taken reasonable steps to protect our data, the techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches or compromises while they are occurring. We have previously been, and may in the future become, the target and victim of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to sell our products. Specifically, in November 2019, we experienced an incident whereby an unauthorized third party manipulated a public-facing URL and accessed certain information, including email addresses, regarding a subset of platform users. Additionally, in July 2022, we were the victim of an attack whereby an unauthorized third party compromised an employee’s credentials and gained access to our internal systems, including email as well as some of our internal support tools, and, as a result, accessed certain information, including name, email address, and phone number, for a subset of our customers.
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a security incident or compromise or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.
Additionally, as a result of a breach, compromise or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities.
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
A security breach or compromise may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. A security breach or compromise could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us.
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
We enter into agreements with our customers regarding our collection, processing, use, and disclosure of personal information in relation to the products we sell to them. Although we endeavor to comply with these agreements, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third-party service providers. If we fail to detect or remediate a security breach or compromise in a timely manner, or a breach or compromise otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition and results of operations may be materially adversely affected. Further, although we maintain insurance coverage, our insurance coverage may not be adequate for data security breaches, indemnification obligations, or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity and reputational harm that could adversely affect our business, financial condition, and results of operations.
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
Some inbox service providers categorize emails that originate from email marketing platforms as “promotional” and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers and our customers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we or our customers are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. For example, Google and Yahoo recently announced new email sender requirements that impact customers of email marketing platforms, including our platform. Beginning February 2024, Google and Yahoo now require bulk senders to authenticate their emails following certain industry standard authentication systems, enable easy unsubscription, and ensure they only send wanted emails and stay under a certain spam rate threshold. Our customers that fail to comply with these new requirements may have their emails blocked from reaching their customers by Google or Yahoo and may not be able to effectively use our platform. If we or our customers fail to comply with new inbox service provider requirements, if inbox service providers materially limit or halt the delivery of our customers’ emails, if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, if the open, unsubscribe or spam rates of our customers’ emails are negatively impacted by the actions of inbox service providers to categorize or block emails or new requirements imposed by inbox service providers, or if our customers send fewer emails or send emails to or maintain fewer profiles on our platform as a result of new inbox service provider requirements, then customers may question the effectiveness of our platform and downgrade or cancel their subscriptions. This could harm our business, financial condition, and results of operations.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 62.8% of the voting power of our capital stock as of March 31, 2024. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 45.9% and 17.0%, respectively, of our Series B common stock and together 61.2% of our Series B common stock as of March 31, 2024. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of March 31, 2024, we had 28,016,783 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 9,279,359 shares of Series B common stock and 5,284,811 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Series A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. Commencing in the fourth quarter of 2020, we began granting RSUs to employees. RSUs granted under our 2015 Stock Incentive Plan (as amended, “2015 Plan”) prior to our IPO vest upon the satisfaction of both a service condition and a liquidity event condition. In September 2023, we completed our IPO, as a result of which the liquidity event condition was satisfied. Subsequent to the IPO, any unvested RSUs subject to both the service vesting condition and liquidity event vesting condition will vest as the service vesting condition is met over the remaining service period. During the year ended December 31, 2023, stock-based compensation expense recognized for RSUs was $338.0 million, which represented $331.0 million of cumulative stock-based compensation expense for RSUs that vested upon satisfaction of both a service condition and a liquidity event condition, including the RSUs that vested in connection with our IPO, and $7.0 million of stock-based compensation expense for RSUs granted during the year ended December 31, 2023 that vest upon satisfaction of only a service condition. As a public company, our RSUs are only subject to service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 29, 2024, three warrants to purchase up to an aggregate of 344,382 shares of our Series B common stock were exercised in cash for 344,382 shares of our Series B common stock at a price per share of $0.01. The issuance of Series B common stock shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Use of Proceeds from Initial Public Offering of our Series A Common Stock

On September 19, 2023, the Registration Statement on Form S-1 (File No. 333-274211) (the “Registration Statement”) relating to our IPO was declared effective by the SEC and we priced our IPO. Pursuant to the Registration Statement, we registered an aggregate of 22,080,000 shares of our Series A common stock, inclusive of the underwriters’ option to purchase additional shares from the selling stockholders, On September 22, 2023, we closed our IPO of 19,200,000 shares of our Series A common stock, including the sale by us of 11,507,693 of shares, at a price to the public of $30.00 per share. We received net proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses. Goldman Sachs & Co. LLC, Morgan Stanley &

Co, LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for the offering. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates, other than to directors or holders of 10% or more of our equity securities that were selling stockholders in the IPO, as described below.
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
We used $62.9 million of the net proceeds from our IPO to satisfy the tax withholding and remittance obligations related to the settlement of outstanding RSUs in connection with the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus as filed with the SEC on September 19, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended March 31, 2024, one of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Total Shares Subject to Trading Arrangement	Expiration Date
Steve Rowland	President	March 6, 2024	123,144	March 6, 2025

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2024.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Amended and Restated Bylaws of Klaviyo, Inc.	10-K	001-41806	3.2	February 29, 2024
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Amended and Restated Investors’ Rights Agreement by and among Klaviyo, Inc. and certain of its stockholders, dated May 10, 2021.	S-1	333-274211	4.2	August 25, 2023
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.5	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.6	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1*	Employment Agreement by and between Klaviyo, Inc. and Steve Rowland, effective August 27, 2023.					X
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

KLAVIYO, INC.

Dated: May 8, 2024	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2024	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)