Form 10-Q
period 2024-06-30
Klaviyo, Inc.
filed 2024-08-07
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, there were 72,592,767 shares of the registrant’s Series A common stock and 194,079,979 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “shall,” “should,” “strategy,” “target,” “will,” “would,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10‑Q include, but are not limited to, statements about:

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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$793,555	$738,562
Restricted cash	402	409
Accounts receivable, net of allowance for doubtful accounts	29,226	23,076
Deferred contract acquisition costs, current	18,031	15,198
Prepaid expenses and other current assets	31,149	26,244
Total current assets	872,363	803,489

Property and equipment, net	44,367	43,450
Right-of-use assets, net	32,073	36,987
Deferred contract acquisition costs, non-current	26,696	23,177
Restricted cash, non-current	672	686
Prepaid marketing expense	163,595	173,844
Other non-current assets	10,072	7,417
Total assets	$1,149,838	$1,089,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,418	$13,597
Accrued expenses	62,404	62,838
Lease liabilities, current	13,009	14,081
Deferred revenue	46,782	40,100
Total current liabilities	131,613	130,616

Lease liabilities, non-current	32,069	37,498
Other non-current liabilities	6,656	6,159
Total liabilities	170,338	174,273

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 72,510,738 and 40,841,834 shares issued; 72,510,738 and 40,841,834 shares outstanding at June 30, 2024, and December 31, 2023, respectively.	73	41
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 194,081,029 and 218,524,009 shares issued; 194,081,029 and 218,524,009 shares outstanding at June 30, 2024, and December 31, 2023, respectively.	194	219
Additional paid-in capital	1,796,100	1,713,560
Accumulated deficit	(816,867)	(799,043)
Total stockholders’ equity	979,500	914,777

Total liabilities and stockholders’ equity	$1,149,838	$1,089,050

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$222,213	$164,586	$432,206	$320,674
Cost of revenue	50,271	37,476	95,209	74,050
Gross profit	171,942	127,110	336,997	246,624
Operating expenses:
Selling and marketing	94,501	63,357	186,359	123,970
Research and development	55,735	33,055	111,832	68,087
General and administrative	35,759	23,666	74,951	46,657
Total operating expenses	185,995	120,078	373,142	238,714
Operating (loss) income	(14,053)	7,032	(36,145)	7,910
Other income (expense):
Other (expense) income	(7)	(54)	61	(79)
Interest income	9,979	4,485	19,525	8,301
Total other income, net	9,972	4,431	19,586	8,222
(Loss) income before income taxes	(4,081)	11,463	(16,559)	16,132
Provision for income taxes	861	576	1,265	967
Net (loss) income	(4,942)	10,887	(17,824)	15,165
Comprehensive (loss) income	$(4,942)	$10,887	$(17,824)	$15,165

Net (loss) income per share attributable to Series A and Series B common stockholders, basic	$(0.02)	$0.05	$(0.07)	$0.06
Net (loss) income per share attributable to Series A and Series B common stockholders, diluted	$(0.02)	$0.04	$(0.07)	$0.06
Weighted average common shares outstanding, basic	265,293,214	236,590,235	263,319,667	236,047,282
Weighted average common shares outstanding, diluted	265,293,214	268,718,121	263,319,667	268,577,570

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of March 31, 2023	64,046,223	$1,567,856	—	$—	171,791,662	$172	$1,229,141	$(2,281,141)	$(1,051,828)
Issuance of common stock upon exercise of common stock options	—	—	—	—	831,772	1	1,999	—	2,000
Accretion of redeemable common stock to redemption value	—	57,969	—	—	—	—	(57,969)	—	(57,969)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	590,368	—	6	—	6
Vested warrants related to collaboration agreement	—	—	—	—	—	—	13,885	—	13,885
Stock-based compensation expense	—	—	—	—	—	—	519	—	519
Vesting of restricted common stock	—	—	—	—	8,931	—	25	—	25
Net income	—	—	—	—	—	—	—	10,887	10,887
Balance as of June 30, 2023	64,046,223	1,625,825	—	$—	173,222,733	$173	$1,187,606	$(2,270,254)	$(1,082,475)

Balance as of March 31, 2024	—	$—	70,065,833	$70	193,969,875	$194	$1,749,113	$(811,925)	$937,452
Issuance of common stock upon exercise of common stock options	—	—	—	—	669,295	1	1,112	—	1,113
Issuance of common stock upon vesting of restricted stock units	—	—	286,854	1	1,126,186	1	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	344,381	—	3	—	3
Issuance of common stock under the employee stock purchase plan	—	—	206,156	—	—	—	4,362	—	4,362
Vested warrants related to collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	35,316	—	35,316
Tax withholdings on settlement of stock-based awards	—	—	(28,017)	—	(48,796)	—	(1,904)	—	(1,904)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	1,979,912	2	(1,979,912)	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(4,942)	(4,942)
Balance as of June 30, 2024	—	$—	72,510,738	$73	194,081,029	$194	$1,796,100	$(816,867)	$979,500

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited) (cont.)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2023	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)
Issuance of common stock upon exercise of common stock options	—	—	—	—	1,135,482	1	2,340	—	2,341
Accretion of redeemable common stock to redemption value	—	93,972	—	—	—	—	(93,972)	—	(93,972)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	1,180,742	1	11	—	12
Vested warrants related to collaboration agreement	—	—	—	—	—	—	27,770	—	27,770
Stock-based compensation expense	—	—	—	—	—	—	2,342	—	2,342
Vesting of restricted common stock	—	—	—	—	17,863	—	50	—	50
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Net income	—	—	—	—	—	—	—	15,165	15,165
Balance as of June 30, 2023	64,046,223	$1,625,825	—	$—	173,222,733	$173	$1,187,606	$(2,270,254)	$(1,082,475)

Balance as of January 1, 2024	—	$—	40,841,834	$41	218,524,009	$219	1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	—	—	4,384,377	4	4,673	—	4,677
Issuance of common stock upon vesting of restricted stock units	—	—	322,527	1	2,100,174	2	(3)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	688,763	—	7	—	7
Issuance of common stock under the employee stock purchase plan	—	—	206,156	—	—	—	4,362	—	4,362
Vested warrants related to collaboration agreement	—	—	—	—	—	—	16,200	—	16,200
Stock-based compensation expense	—	—	—	—	—	—	71,070	—	71,070
Tax withholdings on settlement of stock-based awards	—	—	(43,185)	—	(432,888)	—	(13,769)	—	(13,769)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	31,183,406	31	(31,183,406)	(31)	—	—	—
Net loss	—	—	—	—	—	—	—	(17,824)	(17,824)
Balance as of June 30, 2024	—	$—	72,510,738	$73	194,081,029	$194	$1,796,100	$(816,867)	$979,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net (loss) income	$(17,824)	$15,165
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	8,209	6,467
Non-cash operating lease costs	6,288	6,561
Amortization of deferred contract acquisition costs	8,396	7,263
Amortization of prepaid marketing expense	26,449	26,448
Loss on disposal of property and equipment	32	—
Bad debt expense	289	(47)
Stock-based compensation expense	69,133	2,342
Other	(11)	19
Changes in operating assets and liabilities:
Accounts receivable	(6,439)	(2,396)
Deferred contract acquisition costs	(14,748)	(12,038)
Prepaid expenses, prepaid taxes, and other assets	(7,332)	(3,922)
Accounts payable	(4,250)	(908)
Accrued expenses	(455)	15,588
Deferred revenue	6,682	4,051
Operating lease liabilities	(7,845)	(7,636)
Other non-current liabilities	508	69
Net cash provided by operating activities	67,082	57,026

Investing activities
Acquisition of property and equipment	(2,028)	(769)
Capitalization of software development costs	(5,032)	(2,836)
Net cash used in investing activities	(7,060)	(3,605)

Financing activities
Proceeds from exercise of common stock options	4,310	2,419
Cash paid for finance leases	(11)	(11)
Proceeds from exercise of warrants	7	12
Payment of deferred offering costs	—	(2,954)
Payment of employee tax withholding related to stock-based awards	(13,769)	—
Proceeds from employee stock purchase plan	4,413	—
Net cash used in financing activities	(5,050)	(534)

Net increase in cash, cash equivalents, and restricted cash	54,972	52,887
Cash, cash equivalents, and restricted cash, beginning of period	739,657	386,916
Cash, cash equivalents, and restricted cash, end of period	$794,629	$439,803

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$681	$87
Cash paid for operating lease liabilities, net of tenant incentives received	$7,845	$7,636
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$16,200	$27,770
Vesting of restricted common stock	$—	$50
Accretion of common stock subject to redemption	$—	$(93,972)
Capitalization of stock-based compensation expense related to internal-use software	$1,937	$—
Unpaid purchases of property and equipment	$514	$—
Unpaid deferred offering costs	$—	$1,157
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and the Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2024 and 2023, and the related notes to such interim condensed consolidated financial statements, are unaudited.
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

Significant Accounting Policies
Our significant accounting policies are detailed in “Note 2. Summary of Significant Accounting Policies” of the audited annual consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 29, 2024. There have been no material changes to our significant accounting policies with the exception of the below:
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
RSUs granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) are subject to both service-based and performance-based vesting conditions, whereby the performance condition is satisfied upon occurrence of a liquidity event. Upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC in connection with its initial public offering (“IPO”) in September 2023, the performance vesting condition was satisfied and cumulative compensation cost was recognized using the accelerated attribution method. Compensation costs continue to be recognized under this method as the RSUs vest over the remaining service period. The fair value of each RSU grant is calculated based on the estimated fair value of the Company’s common stock on the date of grant, or, if modified, the date of modification.
RSUs granted under the Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”) are for shares of Series A common stock and are subject to service-based vesting conditions only. Compensation costs related to these awards are recognized using the straight-line method over the service period of the award. The fair value of each RSU grant is calculated based on the fair value of the Company’s Series A common stock on the date of grant, or, if modified, the date of modification.
Rights granted to employees to purchase shares of Series A common stock under the 2023 Employee Stock Purchase Plan (the “ESPP”) are subject to service-based vesting conditions only. Compensation costs related to the ESPP are recognized using the straight-line method over the service period of the award. The fair value of the estimated shares of Series A common stock to be purchased is computed as the sum of (a) 15% purchase discount off the grant date quoted trading price of the Company’s Series A common stock and (b) the fair value of the look-back feature of the Company’s Series A common stock on the grant date which consists of a call option on 85% of a share of Series A common stock and a put option on 15% of a share of Series A common stock.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. During the three and six months ended June 30, 2024, the Company incurred $6.6 million and $13.0 million, respectively, related to fees paid under the revenue sharing agreement. During the three and six months ended June 30, 2023, the Company incurred $5.3 million and $10.4 million, respectively, related to fees paid under the revenue sharing agreement. As of June 30, 2024 and December 31, 2023, the Company had $2.2 million and $4.5 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively.
During the three and six months ended June 30, 2024, the Company capitalized prepaid marketing expense of $8.1 million and $16.2 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. During the three and six months ended June 30, 2023, the Company capitalized prepaid marketing expense of $13.9 million and $27.8 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. For the three and six months ended June 30, 2024, the Company recorded marketing expense of $13.2 million and $26.4 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and six months ended June 30, 2023, the Company recorded marketing expense of $13.2 million and $26.4 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of June 30, 2024 and December 31, 2023, the Company’s prepaid marketing expense was $163.6 million and $173.8 million, respectively. As of June 30, 2024, there was $268.9 million of unrecognized marketing expense related to the warrants that will be recognized over 5.08 years. Refer to Note 10. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion of the warrants.
On June 24, 2022, the Company entered into a stock purchase agreement with Shopify. On the closing date of July 28, 2022, Shopify purchased 2,951,846 shares of common stock for $33.88 per share. The stock purchase agreement gives Shopify the right to purchase 15,743,174 additional shares of common stock for $88.93 per share (the “Investment Option”), which remained unexercised as of June 30, 2024. The common stock and Investment Option were determined to be freestanding financial instruments purchased at fair value and were accounted for separately from the collaboration agreement, revenue sharing agreement, and common stock warrant.

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
3. Revenue Recognition, Deferred Revenue, Remaining Performance Obligations, and Accounts Receivable
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas:
United States	$139,298	$104,843	$272,033	$204,744
Other Americas (1)	11,395	8,918	22,397	17,638
APAC (1)(2)	22,665	17,126	44,057	33,296
EMEA (1)(3)	48,855	33,699	93,719	64,996
Total Revenue	$222,213	$164,586	$432,206	$320,674
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
(2) Asia-Pacific
(3) Europe, the Middle East and Africa

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$42,519	$26,149	$40,100	$25,109
Plus: Billings during the period	226,476	167,597	438,888	324,725
Less: Revenue recognized during the period	(222,213)	(164,586)	(432,206)	(320,674)
Balance at end of the period	$46,782	$29,160	$46,782	$29,160

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $38.2 million and $37.9 million, respectively. For the three and six months ended June 30, 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $26.1 million and $25.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of June 30, 2024, the Company’s remaining performance obligations are $115.5 million, of which $107.6 million is expected to be recognized within the next twelve months and $7.9 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $1.3 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$322,830	$—	$—	$322,830
Total	$322,830	$—	$—	$322,830

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$314,511	$—	$—	$314,511
Total	$314,511	$—	$—	$314,511

As of June 30, 2024 and December 31, 2023, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of June 30, 2024 and December 31, 2023, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	June 30, 2024	December 31, 2023
Capitalized internal-use software	$18,602	$11,682
Office equipment	3,605	3,633
Computer equipment	4,770	2,939
Furniture and fixtures	7,338	7,242
Leasehold improvements	45,893	45,768
Construction-in-progress	—	78
Asset retirement cost	643	643
Total property and equipment	80,851	71,985
Less accumulated depreciation and amortization	(36,484)	(28,535)
Total property and equipment, net	$44,367	$43,450
Depreciation and amortization expense related to property and equipment was approximately $4.2 million and $8.2 million for the three and six months ended June 30, 2024, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2023, respectively.
During the three months ended June 30, 2024 and 2023, the Company capitalized $4.8 million and $1.5 million of internal-use software development costs, respectively. Of the $4.8 million internal-use software development costs capitalized during the three months ended June 30, 2024, $1.8 million is attributable to stock-based compensation expense. During the six months ended June 30, 2024 and 2023, the Company capitalized $6.9 million and $2.8 million of internal-use software development costs, respectively. Of the $6.9 million internal-use software development costs capitalized during the six months ended June 30, 2024, $1.9 million is attributable to stock-based compensation expense. During the three and six months ended June 30, 2023, the Company did not capitalize any stock-based compensation expense related to internal-use software development. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $1.0 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The asset retirement obligation is included in other non-current liabilities on the Condensed Consolidated Balance Sheets. Asset retirement obligation activity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$771	$732	$761	$722
Additions	—	—	—	—
Accretion	10	9	20	19
Ending balance	$781	$741	$781	$741

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	June 30, 2024	December 31, 2023
Accrued compensation and employee related costs	$24,652	$25,644
Accrued sabbatical	3,629	3,394
Accrued value added tax	7,113	7,530
Other accrued taxes	7,696	6,830
Accrued cost of revenue	7,427	6,656
Accrued professional services	3,504	3,605
Accrued marketing	5,250	6,374
Other accrued expenses	3,133	2,805
Total accrued expenses	$62,404	$62,838

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with marketing vendors and various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2024 and December 31, 2023, were $279.2 million and $346.2 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at June 30, 2024 and December 31, 2023, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$3,236	$2,952	$6,288	$6,304
Short-term lease cost	83	194	178	409
Financing lease cost	5	5	10	10
Total lease cost	$3,324	$3,151	$6,476	$6,723

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	June 30, 2024	December 31, 2023
Operating lease ROU assets	$32,073	$36,987
Operating lease liabilities, current	13,009	14,081
Operating lease liabilities, non-current	32,069	37,498
Total lease liabilities	$45,078	$51,579

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for operating lease liabilities, net of tenant incentives received	$7,845	$7,636

There were no ROU assets recognized for new leases or amendments for the six months ended June 30, 2024 and 2023.

Other information related to leases is as follows:

	As of,
	June 30, 2024	December 31, 2023
Weighted average remaining lease term	3.7 years	4.1 years
Weighted average discount rate	5.01%	4.97%
Future undiscounted annual cash flows for the Company’s operating leases as of June 30, 2024 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2024	$6,738
2025	13,214
2026	13,407
2027	12,692
2028	3,205
Total future undiscounted lease payments	49,256
Less imputed interest	(4,178)
Total lease liabilities	$45,078
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of June 30, 2024.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three and six months ended June 30, 2024 and 2023 were less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was (21.1)% and 5.0% for the three months ended June 30, 2024 and 2023, respectively, and the Company’s effective tax rate was (7.6)% and 6.4% for the six months ended June 30, 2024 and 2023, respectively. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code (“IRC”) Section 174, partially offset by excess tax benefits related to stock-based compensation.

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

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of June 30, 2024 and December 31, 2023. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of June 30, 2024, the Company has had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
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

As of June 30, 2023, the Company determined that the redeemable shares were probable of becoming redeemable. In accordance with ASC 480-10-S99, the Company elected to recognize changes in redemption value immediately as they occur. The per-share redemption value is equal to the fair market value of a single share of the Company’s common stock subject to a floor of the initial carrying value.
Immediately prior to the Company’s IPO in September 2023, the redeemable common stock was accreted to the IPO issuance price. Upon the IPO, the redemption right of these shares was terminated and all shares of the Company’s redeemable common stock automatically converted into shares of Series B common stock. This transaction resulted in a reclassification of redeemable common stock to stockholders’ equity, including an increase to additional paid-in capital and Accumulated Deficit to reverse accretion recorded to these accounts.

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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

The following table summarizes changes to outstanding warrants during the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2024	5,165,732	$0.01	8.58
Granted	—
Exercised	(688,763)	0.01	8.37
Cancelled	—
Warrants outstanding at June 30, 2024	4,476,969	$0.01	8.08
During the three and six months ended June 30, 2024, 344,381 and 688,763 warrants vested, respectively. The Company has no vested but unexercised warrants outstanding as of June 30, 2024. During the three and six months ended June 30, 2023, 590,368 and 1,180,742 warrants vested, respectively.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Company’s board of directors (the “Board”) adopted the 2015 Plan. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. As of June 30, 2024, outstanding awards under the 2015 Plan include options and RSUs. Generally, 2015 Plan awards vest into shares of Series B common stock and are immediately reclassified to shares of Series A common stock based upon the employee’s conversion election made at the time of the IPO. All equity grants subsequent to the IPO are made pursuant to the 2023 Plan, which was approved by the Board effective as of September 18, 2023. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of June 30, 2024, the Company’s authorized common stock includes 59,026,723 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 48,618,164 shares are available for future grants.
The 2015 Plan provides for the grant of various types of stock-based compensation awards including, but not limited to, RSUs, incentive stock options (“ISOs”), non-qualified stock options (“NSOs,” referred to collectively with ISOs as “options”) and restricted stock awards (“RSAs”) to directors, consultants, employees, and officers of the Company. ISOs may only be granted to employees, and the exercise price thereon cannot be less than the fair value of the Company’s common stock on the date of grant or less than 110% of the fair value in the case of employees holding 10% or more of the voting stock of the Company. The exercise price on NSOs must be at least equal to the fair value of the Company’s common stock on the date of grant. The Company has historically granted RSUs, ISOs, NSOs, and RSAs.
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the three and six months ended June 30, 2024 and 2023, the Company solely granted RSUs as further described below.
Restricted Stock Units

During the three and six months ended June 30, 2024, the Company granted RSUs to employees under the 2023 Plan, and during the three and six months ended June 30, 2023, the Company granted RSUs to employees under the 2015 Plan. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Generally, RSUs vest quarterly over the entire 4-year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. The performance-based vesting condition was satisfied upon the occurrence of the IPO in September 2023. In general, RSUs granted after the IPO under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. These service-based vesting conditions are consistent with those under the 2015 Plan detailed above.

Employee Stock Purchase Plan

On August 24, 2023, the Board adopted the ESPP pursuant to which eligible employees may contribute up to 15% of their base compensation to purchase shares of the Company’s Series A common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s Series A common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s Series A common stock on the purchase date. The ESPP provides for 12-month offering periods beginning January 1 and July 1 of each year, or the next trading date thereafter. Each offering period will consist of two six-month purchase periods. The initial offering period began on January 2, 2024 and will end on December 31, 2024. As of June 30, 2024, the Company has 8,587,502 shares of Series A common stock available for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024, by the least of 6,200,000 shares of our Series A common stock, 1% of

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
the outstanding number of shares of our Series A common stock and Series B common stock on the immediately preceding December 31, or such lesser number of shares as determined by our administrator of the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $1.9 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2024, $1.6 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.5 years.

During the three and six months ended June 30, 2024, the Company issued 206,156 shares of Series A common stock under the ESPP.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2,621	$17	$4,999	$43
Selling and marketing	10,175	52	21,459	179
Research and development	13,053	262	26,174	813
General and administrative	7,657	188	16,501	1,307
Stock-based compensation, net of amounts capitalized	33,506	519	69,133	2,342
Capitalized stock-based compensation expense	1,810	—	1,937	—
Total stock-based compensation expense	$35,316	$519	$71,070	$2,342

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing the net (loss) income by the number of weighted-average outstanding common shares. Diluted net (loss) income per share is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, stock options, and ESPP shares as potential common equivalents. The Company excluded these potential common equivalents from the computation of diluted earnings per share attributable to Series A and Series B common stockholders for the three and six months ended June 30, 2024 as their effect was antidilutive. The Company included dilutive potential common equivalents in the computation of diluted earnings per share attributable common stockholders for the three and six months ended June 30, 2023.
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
The following table presents the calculation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income per share attributable to Series A and Series B common stockholders, basic:
Numerator:
Net (loss) income	$(4,942)	$10,887	$(17,824)	$15,165
Denominator:
Weighted-average shares, basic	265,293,214	236,590,235	263,319,667	236,047,282
Net (loss) income per share attributable to Series A and Series B common stockholders, basic	$(0.02)	$0.05	$(0.07)	$0.06

Net (loss) income per share attributable to Series A and Series B common stockholders, diluted:
Numerator:
Net (loss) income	$(4,942)	$10,887	$(17,824)	$15,165
Denominator:
Weighted-average shares, basic	265,293,214	236,590,235	263,319,667	236,047,282
Dilutive effect of options	—	32,115,651	—	32,502,963
Dilutive effect of RSUs	—	—	—	10,813
Dilutive effect of restricted stock	—	12,235	—	16,512
Weighted-average shares, diluted	265,293,214	268,718,121	263,319,667	268,577,570
Net (loss) income per share attributable to Series A and Series B common stockholders, diluted:	$(0.02)	$0.04	$(0.07)	$0.06

The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of June 30,
	2024	2023
Warrants outstanding	4,476,969	10,036,275
Investment Option	15,743,174	15,743,174
RSUs outstanding	17,870,881	15,777,141
Options outstanding	27,347,372	—
ESPP	218,438	—
Total	65,656,834	41,556,590

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

Six Months Ended,
June 30, 2023
Cost of revenue	$1,138
Selling and marketing	1,832
Research and development	3,375
General and administrative	1,532
Total	$7,877
There were no restructuring costs for the three months ended June 30, 2023 or unpaid restructuring costs as of December 31, 2023.

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
Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, short message service (“SMS”), and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our Customer Data Platform (“CDP”) offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. As of June 30, 2024, our platform had efficiently scaled to over 151,000 customers. Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. See the section below titled “Key Performance Metrics – Customers” for additional information on how we define customers and customers outside of retail.
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

Factors Affecting Our Future Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including the following factors:

Growth in New Customers
Attracting new customers to our platform is a key driver of our revenue growth strategy. We have successfully grown our retail and eCommerce customer base and believe we have significant room to expand within this vertical as well as expand into other industries, including education, events and entertainment, restaurants, wellness, and travel as well as from B2B customers. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing products and capabilities, and the success of our selling and marketing efforts.
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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. We have already experienced significant growth with international sales outside of the Americas accounting for 31.9% of our revenue for the six months ended June 30, 2024. We continue to expand our SMS offering, and as of June 30, 2024, we offer our SMS capabilities in more than 10 countries. In April 2024, we began offering our platform in French to help better serve our international customers based in French-speaking countries. We believe that the introduction of additional languages and currencies to our platform will increase our efficacy and ease of use in other regions.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first channel. Since then, we have successfully added other channels, such as SMS and push notifications, as well additional use cases, such as reviews and our CDP offering. More recently, we have also launched Klaviyo AI, a suite of features that provide customers with AI-powered tools that help segment data, create and orchestrate campaigns, and drive better engagement. Our continued success depends on our ability to sustain product and technology innovation to continue delivering value to our customers. As technology and consumer preferences change, we believe that our ability to drive continuous product innovation will be critical to attract and retain customers and drive revenue growth.

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

As of June 30, 2024, we had 2,386 customers generating over $50,000 of ARR, compared to 1,458 customers generating over $50,000 of ARR as of June 30, 2023, representing growth of 64% year-over-year.
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

As of June 30, 2024 and 2023, our NRR was 112% and 119%, respectively. We implemented a price increase in September 2022, which positively increased revenue growth in 2022 and 2023. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR, and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. The decrease in these measures from June 30, 2023 to June 30, 2024 was largely driven by lapping the one-year anniversary of this price increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
($ in thousands)
Consolidated Statements of Operations
Revenue	$222,213	$164,586	$432,206	$320,674
Cost of revenue(1)	50,271	37,476	95,209	74,050
Gross profit	171,942	127,110	336,997	246,624
Operating expenses:
Selling and marketing(1)	94,501	63,357	186,359	123,970
Research and development(1)	55,735	33,055	111,832	68,087
General and administrative(1)	35,759	23,666	74,951	46,657
Total operating expenses	185,995	120,078	373,142	238,714
Operating (loss) income	(14,053)	7,032	(36,145)	7,910
Other income (expense):
Other income (expense), net	(7)	(54)	61	(79)
Interest income	9,979	4,485	19,525	8,301
Total other income, net	9,972	4,431	19,586	8,222
(Loss) income before income taxes	(4,081)	11,463	(16,559)	16,132
Provision for income taxes	861	576	1,265	967
Net (loss) income	$(4,942)	$10,887	$(17,824)	$15,165
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2,621	$17	$4,999	$43
Selling and marketing	10,175	52	21,459	179
Research and development	13,053	262	26,174	813
General and administrative	7,657	188	16,501	1,307
Stock-based compensation, net of amounts capitalized	33,506	519	69,133	2,342
Capitalized stock-based compensation expense	1,810	—	1,937	—
Total stock-based compensation expense	$35,316	$519	$71,070	$2,342

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	22.6%	22.8%	22.0%	23.1%
Gross profit	77.4%	77.2%	78.0%	76.9%
Operating expenses:
Selling and marketing	42.5%	38.5%	43.1%	38.7%
Research and development	25.1%	20.1%	25.9%	21.2%
General and administrative	16.1%	14.4%	17.3%	14.5%
Total operating expenses	83.7%	73.0%	86.3%	74.4%
Operating (loss) income	(6.3)%	4.3%	(8.3)%	2.5%
Other income (expense):
Other income (expense), net	—%	—%	—%	—%
Interest income	4.5%	2.7%	4.5%	2.6%
Total other income, net	4.5%	2.7%	4.5%	2.6%
(Loss) income before income taxes	(1.8)%	7.0%	(3.8)%	5.0%
Provision for income taxes	0.4%	0.3%	0.3%	0.3%
Net (loss) income	(2.2)%	6.6%	(4.1)%	4.7%

Three and Six Months Ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023
Revenue - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$222,213	$164,586	$57,627	35.0%
Revenue for the three months ended June 30, 2024 increased by $57.6 million or 35.0%, to $222.2 million compared to $164.6 million for the three months ended June 30, 2023. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the three months ended June 30, 2024, sales to existing customers accounted for approximately 42% of the increase in revenue, and approximately 58% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$432,206	$320,674	$111,532	34.8%
Revenue for the six months ended June 30, 2024 increased by $111.5 million or 34.8%, to $432.2 million compared to $320.7 million for the six months ended June 30, 2023. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the six months ended June 30, 2024, sales to existing customers accounted for approximately 52% of the increase in revenue, and approximately 48% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Cost of revenue	$50,271	$37,476	$12,795	34.1%
Cost of revenue for the three months ended June 30, 2024 increased by $12.8 million or 34.1%, to $50.3 million compared to $37.5 million for the three months ended June 30, 2023. This was primarily due to an increase of approximately $6.8 million in outbound communication sending costs on behalf of our customers due to increased usage, $3.0 million in salaries and personnel expenses as a result of increases in headcount, and $2.6 million of stock-based compensation expense related to the vesting of restricted stock units (“RSUs”).
Cost of Revenue - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Cost of revenue	$95,209	$74,050	$21,159	28.6%
Cost of revenue for the six months ended June 30, 2024 increased by $21.2 million or 28.6%, to $95.2 million compared to $74.1 million for the six months ended June 30, 2023. This was primarily due to an increase of approximately $11.1 million in outbound communication sending costs on behalf of our customers due to increased usage, $5.0 million of stock-based compensation expense related to the vesting of RSUs, $4.0 million in salaries and personnel expenses as a result of increases in headcount, and $1.1 million in amortization expense associated with capitalized internal-use software development costs.
Gross Profit - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit	$171,942	$127,110	$44,832	35.3%
Gross profit for the three months ended June 30, 2024 increased by $44.8 million or 35.3%, to $171.9 million compared to $127.1 million for the three months ended June 30, 2023. This increase was primarily due to revenue growth and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third-party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Gross Profit - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit	$336,997	$246,624	$90,373	36.6%
Gross profit for the six months ended June 30, 2024 increased by $90.4 million or 36.6%, to $337.0 million compared to $246.6 million for the six months ended June 30, 2023. This increase was primarily due to revenue growth and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third-party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Selling and Marketing - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing	$94,501	$63,357	$31,144	49.2%
Selling and marketing expenses for the three months ended June 30, 2024 increased by $31.1 million or 49.2%, to $94.5 million compared to $63.4 million for the three months ended June 30, 2023. This increase was primarily due to an increase of approximately $12.4 million in salaries and related personnel expenses as a result of increases in headcount, $10.1 million of stock-based compensation due to the vesting of RSUs, $2.2 million in partnership-related expenses across our ecosystem, $3.7 million in marketing expenses associated with our advertising campaigns across multiple channels of media, and $2.7 million in professional services.
Selling and Marketing - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing	$186,359	$123,970	$62,389	50.3%
Selling and marketing expenses for the six months ended June 30, 2024 increased by $62.4 million or 50.3%, to $186.4 million compared to $124.0 million for the six months ended June 30, 2023. This increase was primarily due to an increase of approximately $26.3 million in salaries and related personnel expenses as a result of increases in headcount, $21.3 million of stock-based compensation due to the vesting of RSUs, $4.7 million in partnership-related expenses across our ecosystem, $5.5 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $3.8 million in professional services, and $1.6 million in technology expenses. The increase was offset by a decrease of approximately $1.9 million in restructuring expenses.
Research and Development - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development	$55,735	$33,055	$22,680	68.6%
Research and development costs for the three months ended June 30, 2024 increased by $22.7 million or 68.6%, to $55.7 million compared to $33.1 million for the three months ended June 30, 2023. This increase was primarily due to an increase of approximately $12.8 million of stock-based compensation due to the vesting of RSUs and $11.3 million in salaries and related personnel expenses as a result of increases in headcount.
Research and Development - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development	$111,832	$68,087	$43,745	64.2%
Research and development costs for the six months ended June 30, 2024 increased by $43.7 million or 64.2%, to $111.8 million compared to $68.1 million for the six months ended June 30, 2023. This increase was primarily due to an increase of approximately $25.4 million of stock-based compensation due to the vesting of RSUs and $21.9 million in salaries and related personnel expenses as a result of increases in headcount. The increase was offset by a decrease of approximately $2.7 million in restructuring expenses.
General and Administrative - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative	$35,759	$23,666	$12,093	51.1%
General and administrative expenses for the three months ended June 30, 2024 increased by $12.1 million or 51.1%, to $35.8 million compared to $23.7 million for the three months ended June 30, 2023. This increase was primarily due to an increase of approximately $7.5 million of stock-based compensation due to the vesting of RSUs, $3.4 million in salaries and related personnel expenses as a result of increases in headcount, $1.5 million in payment processing fees, and $0.9 million in professional services, primarily attributable to expenses incurred to operate as a public company, partially offset by a $1.5 million release attributed to tax filings in international jurisdictions.
General and Administrative - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative	$74,951	$46,657	$28,294	60.6%
General and administrative expenses for the six months ended June 30, 2024 increased by $28.3 million or 60.6%, to $75.0 million compared to $46.7 million for the six months ended June 30, 2023. This increase was primarily due to an increase of approximately $15.2 million of stock-based compensation due to the vesting of RSUs, $5.9 million in salaries and related personnel expenses as a result of increases in headcount, $3.7 million in professional services, primarily attributable to expenses incurred to operate as a public company, $2.9 million in payment processing fees, and $1.2 million in finance expenses, primarily attributable to expenses incurred for tax compliance, partially offset by a $1.7 million release attributed to tax filings in international jurisdictions.
Other Income (expense), Net - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Other income (expense), net	$(7)	$(54)	$47	87.0%

Other income (expense) for the three months ended June 30, 2024 increased by an immaterial amount compared to the three months ended June 30, 2023.
Other Income (expense), Net - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Other income (expense), net	$61	$(79)	$140	177.2%

Other income (expense) for the six months ended June 30, 2024 increased by an immaterial amount compared to the six months ended June 30, 2023.
Interest Income - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$9,979	$4,485	$5,494	122.5%

Interest income for the three months ended June 30, 2024 increased by $5.5 million to $10.0 million compared to $4.5 million for the three months ended June 30, 2023. This increase was due to greater interest income from the larger cash balances held in interest-bearing accounts, including money market funds.
Interest Income - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$19,525	$8,301	$11,224	135.2%

Interest income for the six months ended June 30, 2024 increased by $11.2 million to $19.5 million compared to $8.3 million for the six months ended June 30, 2023. This increase was due to greater interest income from the larger cash balances held in interest-bearing accounts, including money market funds.
Provision for Income Taxes - Three Month Change

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$861	$576	$285	49.5%

Income tax expense for the three months ended June 30, 2024 increased by an immaterial amount compared to the three months ended June 30, 2023.
Provision for Income Taxes - Six Month Change

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$1,265	$967	$298	30.8%

Income tax expense for the six months ended June 30, 2024 increased by an immaterial amount compared to the six months ended June 30, 2023.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through June 30, 2024, we have financed our operations primarily through sales of equity securities and payments received from our customers. In September 2023, we completed our initial public offering (“IPO”) which resulted in aggregate cash proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses.
As of June 30, 2024, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $794.6 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $322.8 million in money market funds.
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

The following table sets forth, for the periods indicated, our working capital:

	As of,
	June 30,	December 31,
	2024	2023
($ in thousands)
Cash	$793,555	$738,562
Restricted cash, current(1)	402	409
Accounts receivable, net of allowance for doubtful accounts	29,226	23,076
Deferred contract acquisition costs	18,031	15,198
Prepaid expenses and other current assets	31,149	26,244
Accounts payable	9,418	13,597
Accrued expenses	62,404	62,838
Operating lease liabilities	13,009	14,081
Deferred revenue	46,782	40,100
Total Working Capital	$740,750	$672,873
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

	Six Months Ended June 30,
	2024	2023
($ in thousands)
Net cash provided by (used in)
Operating activities	$67,082	$57,026
Investing activities	(7,060)	(3,605)
Financing activities	(5,050)	(534)
Net increase in cash and restricted cash	$54,972	$52,887
Cash and restricted cash, beginning of period	739,657	386,916
Cash and restricted cash, end of period	$794,629	$439,803

Operating Activities
Net cash provided by operating activities of $67.1 million for the six months ended June 30, 2024 was primarily attributable to a net loss of $17.8 million adjusted for non-cash charges of $118.8 million and net cash outflows of $33.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $69.1 million of stock-based compensation expense, $26.4 million of prepaid marketing expense amortization, $8.4 million of amortization related to deferred contract acquisition costs, $8.2 million of depreciation and amortization expense, and $6.3 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $14.7 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $7.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $7.3 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, and a $4.7 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $6.7 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash provided by operating activities of $57.0 million for the six months ended June 30, 2023 was primarily attributable to a net income of $15.2 million adjusted for non-cash charges of $49.1 million and net cash outflows of $7.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $26.4 million of prepaid marketing expense amortization, $7.3 million of amortization related to deferred contract acquisition costs, $6.6 million of operating lease costs, $6.5 million of depreciation and amortization expense, and $2.3 million of stock-based compensation expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $12.0 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $7.6 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $3.9 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, and a $2.4 million increase in accounts receivable due to an increase in customer billings. The cash outflow was offset by cash inflows primarily from a $14.7 million increase in accrued expenses and accounts payable due to timing of payments and a $4.1 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $7.1 million for the six months ended June 30, 2024 consisted of $2.0 million purchases of property and equipment and $5.0 million of capitalized software development costs.
Net cash used in investing activities of $3.6 million for the six months ended June 30, 2023 consisted of $2.8 million of capitalized software development costs and $0.8 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $5.1 million for the six months ended June 30, 2024 primarily consisted of approximately $4.3 million of proceeds from the exercise of stock options and $4.4 million of proceeds from the employee stock purchase plan offset by $13.8 million used for the payment of employee tax obligations related to the vesting of stock-based compensation awards.
Net cash used in financing activities of $0.5 million for the six months ended June 30, 2023 primarily consisted of approximately $3.0 million of deferred offering costs offset by $2.4 million proceeds from the exercise of stock options.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of June 30, 2024 were $49.3 million, with $13.3 million payable within 12 months.

Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of June 30, 2024 were $279.2 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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

Interest Rate Risk

We had cash of $794.6 million as of June 30, 2024, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. To date, fluctuations in interest income have not been significant. As of June 30, 2024, we had no debt, and therefore no potential market risk for interest expense.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $432.2 million and $320.7 million for the six months ended June 30, 2024 and 2023, respectively, representing a growth rate of 34.8%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. In addition, we implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. As we have lapped the one year anniversary of this price increase, these measures have seen a corresponding decrease. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 1,548 employees as of June 30, 2023 to 2,035 employees as of June 30, 2024. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 68,000 as of June 30, 2023 to approximately 81,000 as of June 30, 2024. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (such as adding SMS and push offerings alongside our data platform and email offering) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
We incurred net losses of $308.2 million and $49.2 million in the years ended December 31, 2023 and 2022, respectively, and a net loss of $4.9 million and $17.8 million during the three and six months ended June 30, 2024, respectively. We are not certain whether we will be able to achieve profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
The majority of our customers are small to mid-size businesses and subscribe to our platform on a month-to-month basis. However, as we scale our business and enter into agreements with larger customers, such as enterprise customers, we expect that we will enter into longer-term agreements for usage of our platform and products. We anticipate that these prospective enterprise customers may have lengthy sales cycles for the evaluation and procurement of our platform and the timing of our sales cycles with these enterprise customers and the related revenue may be difficult to predict. For deals that were closed by our sales team in the year ended December 31, 2023 and in the six months ended June 30, 2024, our median sales cycle was approximately 8 weeks. This measure excludes any business generated through self-serve channels. Any delays in our sales cycles may increase the amount of time between when we incur the operating expenses related to these sales efforts and, upon successful sales, the generation of corresponding revenue. Further, we may incur additional selling and marketing expenses as we move up-market and shift our sales strategy to adapt not only to longer sales cycles but to the nature of a new sales motion associated with enterprise sales. As we seek to acquire these enterprise customers, we also anticipate that we will need to increase our sales and customer support capabilities. We may also be required to spend a significant amount of time and resources to train our sales and customer support teams for interfacing with enterprise customers, as well as educating our potential enterprise customers and familiarizing them with our platform. Additionally, these large organizations may have large data sets that require us to evaluate our existing data storage, collection and processing capabilities, and enhance the features and scalability of our platform. Enterprise customers may also view a subscription to our platform and products as a strategic decision with significant investment. As a result, these customers may require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. As we engage with enterprise customers, we may expend a greater amount of time and money on selling and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
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
For the years ended December 31, 2023 and 2022, and the three and six months ended June 30, 2024, our research and development expenses were 37.6%, 22.0%, 25.1%, and 25.9% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and six months ended June 30, 2024, we derived 37.3% and 37.1% of our revenue, respectively, from customer accounts outside of the United States. We currently have offices in the United Kingdom and Australia, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements, and we expect that this trend will continue. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposed a number of requirements on covered businesses and gave California residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and created a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, a ballot initiative, the California Privacy Rights Act (the “CPRA”), was passed in November 2020 and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. Similar comprehensive privacy laws have entered into force in other states, and several more will be entering into force in the coming years. The interpretation and enforcement of these laws are not yet established, and our business operations may not be compatible with the eventual interpretations of these laws, and we may be required to modify those practices, which may harm our business.
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
Use of our platform involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of or access to or cybersecurity incidents, breaches or compromises of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, including regulatory fines, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to continue to incur significant expenses to prevent cybersecurity incidents, breaches and other compromises, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any breach of such measures or suffer reputational harm even where we do not have recourse to the third party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a cybersecurity incident or compromise or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information.
Additionally, as a result of a breach, compromise or other security incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities.
If we or our third-party service providers experience a cybersecurity incident or breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform or our products may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities.
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
These third-party providers and technologies may not have adequate measures in place, and could experience or cause a cybersecurity incident or breach that compromises the confidentiality, integrity or availability of the systems or technologies they provide to us or the information they process on our behalf.
While we have taken steps designed to protect the proprietary, regulated, sensitive, confidential, and personal information in our control, our cybersecurity measures or those of the third parties on which we rely may not be effective against current or future security risks and threats. Cybercrime and hacking techniques are constantly evolving and a challenge of the modern global economy, and we or our third-party service providers may be unable to anticipate threats, detect or react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. Moreover, we or our third-party service providers may be more vulnerable to such attacks in remote work environments.
If we or our third-party service providers suffer, or are perceived to have suffered, a cybersecurity breach or other cybersecurity incident, we may experience a loss of customer confidence in the security of our platform and damage to our brand, reduced demand for our products and disruption of normal business operations. Such a circumstance may also require us to spend material resources to investigate, remediate or correct the issue and prevent recurrence, notify regulators, and affected customers and individuals, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, fines, and penalties, and adversely affect our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 62.8% of the voting power of our capital stock as of June 30, 2024. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 45.9% and 17.0%, respectively, of our Series B common stock and together 61.2% of our Series B common stock as of June 30, 2024. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In addition, as of June 30, 2024, we had 27,347,372 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 7,697,659 shares of Series B common stock and 10,173,222 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 29, 2024, three warrants to purchase up to an aggregate of 344,381 shares of our Series B common stock were exercised in cash for 344,381 shares of our Series B common stock at a price per share of $0.01. The issuance of Series B common stock shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

KLAVIYO, INC.

Dated: August 7, 2024	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2024	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)