Form 10-Q
period 2024-09-30
Klaviyo, Inc.
filed 2024-11-06
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, there were 78,803,963 shares of the registrant’s Series A common stock and 190,829,636 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$826,742	$738,562
Restricted cash	417	409
Accounts receivable, net of allowance for doubtful accounts	34,464	23,076
Deferred contract acquisition costs, current	19,026	15,198
Prepaid expenses and other current assets	35,568	26,244
Total current assets	916,217	803,489

Property and equipment, net	45,189	43,450
Right-of-use assets, net	30,141	36,987
Deferred contract acquisition costs, non-current	30,007	23,177
Restricted cash, non-current	739	686
Prepaid marketing expense	158,471	173,844
Other non-current assets	12,435	7,417
Total assets	$1,193,199	$1,089,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,351	$13,597
Accrued expenses	64,917	62,838
Lease liabilities, current	13,126	14,081
Deferred revenue	52,932	40,100
Total current liabilities	142,326	130,616

Lease liabilities, non-current	29,333	37,498
Other non-current liabilities	6,799	6,159
Total liabilities	178,458	174,273

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 78,478,265 and 40,841,834 shares issued; 78,478,265 and 40,841,834 shares outstanding at September 30, 2024, and December 31, 2023, respectively.	78	41
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 190,696,188 and 218,524,009 shares issued; 190,696,188 and 218,524,009 shares outstanding at September 30, 2024, and December 31, 2023, respectively.	191	219
Additional paid-in capital	1,832,684	1,713,560
Accumulated deficit	(818,212)	(799,043)
Total stockholders’ equity	1,014,741	914,777

Total liabilities and stockholders’ equity	$1,193,199	$1,089,050
The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$235,094	$175,807	$667,300	$496,481
Cost of revenue	54,357	58,825	149,567	132,875
Gross profit	180,737	116,982	517,733	363,606
Operating expenses:
Selling and marketing	100,018	167,877	286,377	291,845
Research and development	55,769	141,455	167,601	209,542
General and administrative	38,228	109,853	113,179	156,511
Total operating expenses	194,015	419,185	567,157	657,898
Operating loss	(13,278)	(302,203)	(49,424)	(294,292)
Other income (expense):
Other income (expense)	229	(265)	290	(344)
Interest income	10,504	6,183	30,029	14,484
Total other income, net	10,733	5,918	30,319	14,140
Loss before income taxes	(2,545)	(296,285)	(19,105)	(280,152)
(Benefit) provision for income taxes	(1,200)	819	64	1,786
Net loss	(1,345)	(297,104)	(19,169)	(281,938)
Comprehensive loss	$(1,345)	$(297,104)	$(19,169)	$(281,938)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.01)	$(1.24)	$(0.07)	$(1.19)
Weighted average common shares outstanding, basic and diluted	267,854,769	240,125,168	264,846,463	237,411,574

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of June 30, 2023	64,046,223	$1,625,825	—	$—	173,222,733	$173	$1,187,606	$(2,270,253)	$(1,082,474)
Accretion of redeemable common stock to redemption value	—	305,713	—	—	—	—	(305,713)	—	(305,713)
Issuance of common stock upon exercise of common stock options	—	—	—	—	1,174,225	1	1,590	—	1,591
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	6,162,692	6	(6)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	4,526,162	5	41	—	46
Vested warrants related to collaboration agreement	—	—	—	—	—	—	106,455	—	106,455
Stock-based compensation expense	—	—	—	—	—	—	301,192	—	301,192
Vesting of restricted common stock	—	—	—	—	8,932	—	25	—	25
Issuance of common stock in connection with Initial Public Offering, net of offering costs of $25,278	—	—	11,507,693	12	—	—	319,941	—	319,953
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	—	—	(2,350,702)	(2)	(70,163)	—	(70,165)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon Initial Public Offering	—	—	21,233,074	21	(21,233,074)	(21)	—	—	—
Net loss	—	—	—	—	—	—	—	(297,104)	(297,104)
Balance as of September 30, 2023	—	—	32,740,767	$33	225,557,191	$226	$1,677,833	$(772,748)	$905,344

Balance as of June 30, 2024	—	$—	72,510,738	$73	194,081,029	$194	1,796,100	$(816,867)	$979,500
Issuance of common stock upon exercise of common stock options	—	—	—	—	706,906	1	1,539	—	1,540
Issuance of common stock upon vesting of restricted stock units	—	—	483,175	—	1,225,134	1	(1)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	344,384	—	3	—	3
Vested warrants related to collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	32,438	—	32,438
Tax withholdings on settlement of stock-based awards	—	—	(28,017)	—	(148,896)	—	(5,495)	—	(5,495)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	5,512,369	5	(5,512,369)	(5)	—	—	—
Net loss	—	—	—	—	—	—	—	(1,345)	(1,345)
Balance as of September 30, 2024	—	$—	78,478,265	$78	190,696,188	$191	$1,832,684	$(818,212)	$1,014,741

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (Unaudited) (cont.)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2023	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)
Issuance of common stock upon exercise of common stock options	—	—	—	—	2,309,707	3	3,930	—	3,933
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	6,162,692	6	(6)	—	—
Accretion of redeemable common stock to redemption value	—	399,685	—	—	—	—	(399,685)	—	(399,685)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	5,706,904	5	52	—	57
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	134,225	—	134,225
Stock-based compensation expense	—	—	—	—	—	—	303,534	—	303,534
Vesting of restricted common stock	—	—	—	—	26,795	—	75	—	75
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Issuance of common stock in connection with Initial Public Offering, net of offering costs of $25,278	—	—	11,507,693	12	—	—	319,941	—	319,953
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	—	—	(2,350,702)	(2)	(70,163)		(70,165)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon Initial Public Offering	—	—	21,233,074	21	(21,233,074)	(21)	—	—	—
Net loss	—	—	—	—	—	—	—	(281,938)	(281,938)
Balance as of September 30, 2023	—	$—	32,740,767	$33	225,557,191	$226	$1,677,833	$(772,748)	$905,344

Balance as of January 1, 2024	—	$—	40,841,834	$41	218,524,009	$219	1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	—	—	5,091,283	5	6,212	—	6,217
Issuance of common stock upon vesting of restricted stock units	—	—	805,702	1	3,325,308	3	(4)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	1,033,147	—	10	—	10
Issuance of common stock under the employee stock purchase plan	—	—	206,156	—	—	—	4,362	—	4,362
Vested warrants related to collaboration agreement	—	—	—	—	—	—	24,300	—	24,300
Stock-based compensation expense	—	—	—	—	—	—	103,508	—	103,508
Tax withholdings on settlement of stock-based awards	—	—	(71,202)	—	(581,784)	—	(19,264)	—	(19,264)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	36,695,775	36	(36,695,775)	(36)	—	—	—
Net loss	—	—	—	—	—	—	—	(19,169)	(19,169)
Balance as of September 30, 2024	—	$—	78,478,265	$78	190,696,188	$191	$1,832,684	$(818,212)	$1,014,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(19,169)	$(281,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	12,771	9,823
Non-cash operating lease costs	9,562	9,649
Amortization of deferred contract acquisition costs	13,841	11,380
Amortization of prepaid marketing expense	39,673	39,672
Loss on disposal of property and equipment	32	—
Bad debt expense	131	368
Stock-based compensation expense	100,690	302,317
Deferred income tax	(558)	—
Other	—	108
Changes in operating assets and liabilities:
Accounts receivable	(11,519)	(7,025)
Deferred contract acquisition costs	(24,499)	(19,030)
Prepaid expenses, prepaid taxes, and other assets	(14,021)	(5,479)
Accounts payable	(2,069)	389
Accrued expenses	(682)	18,668
Deferred revenue	12,832	7,757
Operating lease liabilities	(11,805)	(11,482)
Other non-current liabilities	656	5,550
Net cash provided by operating activities	105,866	80,727

Investing activities
Acquisition of property and equipment	(3,575)	(823)
Capitalization of software development costs	(8,023)	(4,612)
Net cash used in investing activities	(11,598)	(5,435)

Financing activities
Proceeds from exercise of common stock options	6,244	4,034
Cash paid for finance leases	(16)	(16)
Proceeds from exercise of warrants	10	57
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	321,029
Employee taxes paid related to net share settlement of stock-based awards	(19,264)	(62,863)
Proceeds from employee stock purchase plan	6,999	—
Net cash (used in) provided by financing activities	(6,027)	262,241

Net increase in cash, cash equivalents, and restricted cash	88,241	337,533
Cash, cash equivalents, and restricted cash, beginning of period	739,657	386,916
Cash, cash equivalents, and restricted cash, end of period	$827,898	$724,449

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(In Thousands)

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,712	$192
Cash paid for operating lease liabilities, net of tenant incentives received	$11,805	$11,482
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$24,300	$134,225
Vesting of restricted common stock	$—	$75
Accretion of common stock subject to redemption	$—	$(399,685)
Unpaid deferred offering costs	$—	$1,076
Reclassification of redeemable common stock to Series B common stock	$—	$1,931,538
Capitalization of stock-based compensation expense related to internal use software	$2,818	$1,217
Unpaid employee taxes related to net share settlement of stock-based awards	$—	$7,312
Unpaid purchases of property and equipment	$422	$—
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
The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on September 14, 2012. The Company has several wholly-owned subsidiaries in the United States and other jurisdictions.

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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Loss and the Condensed Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023, and the Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2024 and 2023, and the related notes to such interim condensed consolidated financial statements, are unaudited.
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful accounts, determination of revenue recognition under ASC 606 Revenue from Contracts with Customers (“ASC 606”), estimated benefit period of deferred contract acquisition costs, estimated life of prepaid marketing expense, and historical valuation of common stock and stock-based compensation, including fair value of warrants.
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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and nine months ended September 30, 2024, the Company incurred $6.9 million and $19.9 million, respectively, related to fees paid under the revenue sharing agreement. During the three and nine months ended September 30, 2023, the Company incurred $5.6 million and $16.0 million, respectively, related to fees paid under the revenue sharing agreement. As of September 30, 2024 and December 31, 2023, the Company had $4.6 million and $4.5 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively.
During the three and nine months ended September 30, 2024, the Company capitalized prepaid marketing expense of $8.1 million and $24.3 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. During the three and nine months ended September 30, 2023, the Company capitalized prepaid marketing expense of $106.5 million and $134.2 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. For the three and nine months ended September 30, 2024, the Company recorded marketing expense of $13.2 million and $39.7 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and nine months ended September 30, 2023, the Company recorded marketing expense of $13.2 million and $39.7 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of September 30, 2024 and December 31, 2023, the Company’s prepaid marketing expense was $158.5 million and $173.8 million, respectively. As of September 30, 2024, there was $255.7 million of unrecognized marketing expense related to the warrants that will be recognized over 4.8 years. Refer to Note 10. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion of the warrants.
On June 24, 2022, the Company entered into a stock purchase agreement with Shopify. On the closing date of July 28, 2022, Shopify purchased 2,951,846 shares of common stock for $33.88 per share. The stock purchase agreement gives Shopify the right to purchase 15,743,174 additional shares of common stock for $88.93 per share (the “Investment Option”), which remained unexercised as of September 30, 2024. The common stock and Investment Option were determined to be freestanding financial instruments purchased at fair value and were accounted for separately from the collaboration agreement, revenue sharing agreement, and common stock warrant.

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
3. Revenue Recognition, Deferred Revenue, Remaining Performance Obligations, and Accounts Receivable
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas:
United States	$146,352	$111,967	$418,385	$316,711
Other Americas (1)	11,769	9,281	34,166	26,919
APAC (1)(2)	24,350	18,236	68,407	51,532
EMEA (1)(3)	52,623	36,323	146,342	101,319
Total Revenue	$235,094	$175,807	$667,300	$496,481
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
(2) Asia-Pacific
(3) Europe, the Middle East and Africa

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$46,782	$29,160	$40,100	$25,109
Plus: Billings during the period	241,244	179,513	680,132	504,238
Less: Revenue recognized during the period	(235,094)	(175,807)	(667,300)	(496,481)
Balance at end of the period	$52,932	$32,866	$52,932	$32,866

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $42.4 million and $39.1 million, respectively. For the three and nine months ended September 30, 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $29.2 million and $25.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of September 30, 2024, the Company’s remaining performance obligations are $126.6 million, of which $118.6 million is expected to be recognized within the next twelve months and $8.0 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $1.0 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$274,921	$—	$—	$274,921
Total	$274,921	$—	$—	$274,921

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$314,511	$—	$—	$314,511
Total	$314,511	$—	$—	$314,511

As of September 30, 2024 and December 31, 2023, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of September 30, 2024 and December 31, 2023, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	September 30, 2024	December 31, 2023
Capitalized internal-use software	$22,679	$11,682
Office equipment	3,632	3,633
Computer equipment	5,582	2,939
Furniture and fixtures	7,623	7,242
Leasehold improvements	46,061	45,768
Construction-in-progress	—	78
Asset retirement cost	643	643
Total property and equipment	86,220	71,985
Less accumulated depreciation and amortization	(41,031)	(28,535)
Total property and equipment, net	$45,189	$43,450
Depreciation and amortization expense related to property and equipment was approximately $4.6 million and $12.8 million for the three and nine months ended September 30, 2024, respectively, and $3.3 million and $9.7 million for the three and nine months ended September 30, 2023, respectively.
During the three months ended September 30, 2024 and 2023, the Company capitalized $3.9 million and $3.0 million of internal-use software development costs, respectively. Of the $3.9 million internal-use software development costs capitalized during the three months ended September 30, 2024, $0.9 million is attributable to stock-based compensation expense. Of the $3.0 million internal-use software development costs capitalized during the three months ended September 30, 2023, $1.2 million is attributable to stock-based compensation expense. During the nine months ended September 30, 2024 and 2023, the Company capitalized $10.8 million and $5.8 million of internal-use software development costs, respectively. Of the $10.8 million internal-use software development costs capitalized during the nine months ended September 30, 2024, $2.8 million is attributable to stock-based compensation expense. Of the $5.8 million internal-use software development costs capitalized during the nine months ended September 30, 2023, $1.2 million is attributable to stock-based compensation expense. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $1.3 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The asset retirement obligation is included in other non-current liabilities on the Condensed Consolidated Balance Sheets. Asset retirement obligation activity is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$781	$741	$761	$722
Additions	—	—	—	—
Accretion	10	10	30	29
Ending balance	$791	$751	$791	$751

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2024	December 31, 2023
Accrued compensation and employee related costs	$27,524	$25,644
Accrued sabbatical	3,045	3,394
Accrued value added tax	4,647	7,530
Other accrued taxes	4,100	6,830
Accrued cost of revenue	11,442	6,656
Accrued professional services	3,352	3,605
Accrued marketing	7,852	6,374
Other accrued expenses	2,955	2,805
Total accrued expenses	$64,917	$62,838

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with marketing vendors and various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2024 and December 31, 2023, were $276.6 million and $346.2 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at September 30, 2024 and December 31, 2023, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$3,274	$3,149	$9,562	$9,453
Short-term lease cost	—	125	178	534
Financing lease cost	5	5	15	15
Total lease cost	$3,279	$3,279	$9,755	$10,002

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2024	December 31, 2023
Operating lease ROU assets	$30,141	$36,987
Operating lease liabilities, current	13,126	14,081
Operating lease liabilities, non-current	29,333	37,498
Total lease liabilities	$42,459	$51,579

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for operating lease liabilities, net of tenant incentives received	$11,805	$11,482
ROU assets recognized for new leases and amendments (non-cash)	$—	$1,299

Other information related to leases is as follows:

	As of,
	September 30, 2024	December 31, 2023
Weighted average remaining lease term	3.4 years	4.1 years
Weighted average discount rate	5.01%	4.97%
Future undiscounted annual cash flows for the Company’s operating leases as of September 30, 2024 are as follows (in thousands):

Fiscal Year Ending December 31,
Remaining portion of 2024	$3,519
2025	13,249
2026	13,441
2027	12,692
2028	3,205
Total future undiscounted lease payments	46,106
Less imputed interest	(3,647)
Total lease liabilities	$42,459
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of September 30, 2024.
In addition to the operating lease liabilities noted in the table above, during the three months ended September 30, 2024, the Company entered into a lease in the United Kingdom that has not yet commenced with future lease payments totaling $17.4 million over the term of the lease that are not yet recorded on the Condensed Consolidated Balance Sheets. The lease will commence in the fourth quarter of 2024 with a non-cancelable lease term of two years.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rate for the three months ended September 30, 2024 differs from the U.S. federal statutory income tax rate of 21% primarily due to benefits from filings in foreign jurisdictions and valuation allowance in the U.S. The Company's effective tax rate for the three months ended September 30, 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rates for the nine months ended September 30, 2024 and 2023 were less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was 47.2% and (0.3)% for the three months ended September 30, 2024 and 2023, respectively, and the Company’s effective tax rate was (0.3)% and (0.6)% for the nine months ended September 30, 2024 and 2023, respectively. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code (“IRC”) Section 174, partially offset by excess tax benefits related to stock-based compensation and filings in foreign jurisdictions.

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

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of September 30, 2024 and December 31, 2023. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of September 30, 2024, the Company has had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
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

Common Stock

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2024, there were no shares of preferred stock issued or outstanding.

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

The following table summarizes changes to outstanding warrants during the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2024	5,165,732	$0.01	8.58
Granted
Exercised	(1,033,147)	0.01	8.25
Cancelled
Warrants outstanding at September 30, 2024	4,132,585	$0.01	7.83
During the three and nine months ended September 30, 2024, 344,384 and 1,033,147 warrants vested, respectively. The Company has no vested but unexercised warrants outstanding as of September 30, 2024. During the three and nine months ended September 30, 2023, 4,526,162 and 5,706,904 warrants vested, respectively.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Company’s board of directors (the “Board”) adopted the 2015 Plan. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. As of September 30, 2024, outstanding awards under the 2015 Plan include options and RSUs. Generally, 2015 Plan awards vest into shares of Series B common stock and are immediately reclassified to shares of Series A common stock based upon the employee’s conversion election made at the time of the IPO. All equity grants subsequent to the IPO are made pursuant to the 2023 Plan, which was approved by the Board effective as of September 18, 2023. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of September 30, 2024, the Company’s authorized common stock includes 59,707,908 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 47,773,156 shares are available for future grants.
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
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the three and nine months ended September 30, 2024 and 2023, the Company solely granted RSUs as further described below.
Restricted Stock Units

During the three and nine months ended September 30, 2024, the Company granted RSUs to employees under the 2023 Plan, and during the three and nine months ended September 30, 2023, the Company granted RSUs to employees under both the 2015 and 2023 Plan. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Generally, RSUs vest quarterly over the entire 4-year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. The performance-based vesting condition was satisfied upon the occurrence of the IPO in September 2023. In general, RSUs granted after the IPO under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. These service-based vesting conditions are consistent with those under the 2015 Plan detailed above.

Employee Stock Purchase Plan

On August 24, 2023, the Board adopted the ESPP pursuant to which eligible employees may contribute up to 15% of their base compensation to purchase shares of the Company’s Series A common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s Series A common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s Series A common stock on the purchase date. The ESPP provides for 12-month offering periods beginning January 1 and July 1 of each year, or the next trading date thereafter. Each offering period will consist of two six-month purchase periods. The initial offering period began on January 2, 2024 and will end on December 31, 2024. As of September 30, 2024, the Company has 8,587,502 shares of Series A common stock available for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024, by the least of 6,200,000 shares of our Series A common stock,

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
1% of the outstanding number of shares of our Series A common stock and Series B common stock on the immediately preceding December 31, or such lesser number of shares as determined by our administrator of the ESPP.

The Company recognized stock-based compensation expense related to the ESPP of $1.3 million and $3.2 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $3.4 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.75 years.

During the nine months ended September 30, 2024, the Company issued 206,156 shares of Series A common stock under the ESPP.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,033	$21,902	$7,032	$21,945
Selling and marketing	8,519	95,962	29,978	96,141
Research and development	11,505	104,829	37,679	105,642
General and administrative	9,500	77,282	26,001	78,589
Stock-based compensation, net of amounts capitalized	31,557	299,975	100,690	302,317
Capitalized stock-based compensation expense	881	1,217	2,818	1,217
Total stock-based compensation expense	$32,438	$301,192	$103,508	$303,534

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Loss Per Share
Basic net loss per share is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, stock options, and ESPP shares as potential common equivalents. The Company excluded these potential common equivalents from the computation of diluted earnings per share attributable to Series A and Series B common stockholders in the periods presented, as their effect was antidilutive during the three and nine months ended September 30, 2024 and 2023.
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
The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(1,345)	$(297,104)	$(19,169)	$(281,938)
Denominator:
Weighted-average shares, basic and diluted	267,854,769	240,125,168	264,846,463	237,411,574
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.01)	$(1.24)	$(0.07)	$(1.19)

Because the Company incurred a net loss position for all periods presented, basic net loss per share is equivalent to diluted net loss per share as the inclusion of all potentially dilutive securities outstanding would have been antidilutive.

The following table summarizes the potential common shares excluded from the computation of diluted net loss per share:

	As of September 30,
	2024	2023
Warrants outstanding	4,132,585	5,510,113
Investment Option	15,743,174	15,743,174
RSUs outstanding	17,148,612	13,361,728
Options outstanding	26,640,466	31,844,660
ESPP	410,884	—
Total	64,075,721	66,459,675

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
13. Restructuring Costs

On March 15, 2023 the Company announced a restructuring plan that resulted in a reduction of approximately 8% of the Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits as well as stock-based compensation from the modification of terminated employee stock options. Restructuring costs included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

Nine Months Ended,
September 30, 2023
Cost of revenue	$1,138
Selling and marketing	1,832
Research and development	3,375
General and administrative	1,532
Total	$7,877
There were no restructuring costs for the three months ended September 30, 2023 or unpaid restructuring costs as of December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A within this Quarterly Report on Form 10-Q.

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
Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, short message service (“SMS”), and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our Customer Data Platform (“CDP”) offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. As of September 30, 2024, our platform had efficiently scaled to over 157,000 customers. Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. See the section below titled “Key Performance Metrics – Customers” for additional information on how we define customers and customers outside of retail.
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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. We have already experienced significant growth with international sales outside of the Americas accounting for 32.2% of our revenue for the nine months ended September 30, 2024. We continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer our SMS capabilities in more than 15 countries, and we offer our platform in seven languages, including English, French, German, Portuguese, Korean, Spanish and Italian. We believe that the introduction of additional languages and currencies to our platform will increase our efficacy and ease of use in other regions.
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

As of September 30, 2024, we had 2,619 customers generating over $50,000 of ARR, compared to 1,699 customers generating over $50,000 of ARR as of September 30, 2023, representing growth of 54% year-over-year.
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

As of September 30, 2024 and 2023, our NRR was 110% and 119%, respectively. We implemented a price increase in September 2022, which positively increased revenue growth in 2022 and 2023. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR, and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. The decrease in these measures from September 30, 2023 to September 30, 2024 was largely driven by lapping the one-year anniversary of this price increase in September 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
($ in thousands)
Consolidated Statements of Operations
Revenue	$235,094	$175,807	$667,300	$496,481
Cost of revenue(1)	54,357	58,825	149,567	132,875
Gross profit	180,737	116,982	517,733	363,606
Operating expenses:
Selling and marketing(1)	100,018	167,877	286,377	291,845
Research and development(1)	55,769	141,455	167,601	209,542
General and administrative(1)	38,228	109,853	113,179	156,511
Total operating expenses	194,015	419,185	567,157	657,898
Operating loss	(13,278)	(302,203)	(49,424)	(294,292)
Other income (expense):
Other income (expense), net	229	(265)	290	(344)
Interest income	10,504	6,183	30,029	14,484
Total other income, net	10,733	5,918	30,319	14,140
Loss before income taxes	(2,545)	(296,285)	(19,105)	(280,152)
(Benefit) provision for income taxes	(1,200)	819	64	1,786
Net loss	$(1,345)	$(297,104)	$(19,169)	$(281,938)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$2,033	$21,902	$7,032	$21,945
Selling and marketing	8,519	95,962	29,978	96,141
Research and development	11,505	104,829	37,679	105,642
General and administrative	9,500	77,282	26,001	78,589
Stock-based compensation, net of amounts capitalized	31,557	299,975	100,690	302,317
Capitalized stock-based compensation expense	881	1,217	2,818	1,217
Total stock-based compensation expense	$32,438	$301,192	$103,508	$303,534

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	23.1	33.5	22.4	26.8
Gross profit	76.9	66.5	77.6	73.2
Operating expenses:
Selling and marketing	42.5	95.5	42.9	58.8
Research and development	23.7	80.5	25.1	42.2
General and administrative	16.3	62.5	17.0	31.5
Total operating expenses	82.5	238.4	85.0	132.5
Operating loss	(5.6)	(171.9)	(7.4)	(59.3)
Other income (expense):
Other income (expense), net	0.1	(0.2)	—	(0.1)
Interest income	4.5	3.5	4.5	2.9
Total other income, net	4.6	3.4	4.5	2.8
Loss before income taxes	(1.0)	(168.5)	(2.9)	(56.4)
Provision for income taxes	(0.5)	0.5	—	0.4
Net loss	(0.5)%	(169.0)%	(2.9)%	(56.8)%

Three and Nine Months Ended September 30, 2024 Compared to the Three and Nine Months Ended September 30, 2023
Revenue - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$235,094	$175,807	$59,287	33.7%
Revenue for the three months ended September 30, 2024 increased by $59.3 million or 33.7%, to $235.1 million compared to $175.8 million for the three months ended September 30, 2023. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the three months ended September 30, 2024, sales to existing customers accounted for approximately 41% of the increase in revenue, and approximately 59% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$667,300	$496,481	$170,819	34.4%
Revenue for the nine months ended September 30, 2024 increased by $170.8 million or 34.4%, to $667.3 million compared to $496.5 million for the nine months ended September 30, 2023. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the nine months ended September 30, 2024, sales to existing customers accounted for approximately 59% of the increase in revenue, and approximately 41% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Cost of revenue	$54,357	$58,825	$(4,468)	(7.6)%
Cost of revenue for the three months ended September 30, 2024 decreased by $4.5 million or 7.6%, to $54.4 million compared to $58.8 million for the three months ended September 30, 2023. This was primarily due to a decrease of approximately $19.9 million of stock-based compensation expense related to the vesting of restricted stock units (“RSUs”) in connection with our initial public offering (“IPO”) in September 2023, offset by an increase of $13.7 million in outbound communication sending costs on behalf of our customers due to increased usage, $1.5 million in salaries and personnel expenses as a result of increases in headcount, and $0.8 million in amortization expense associated with capitalized internal-use software development costs.
Cost of Revenue - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Cost of revenue	$149,567	$132,875	$16,692	12.6%

Cost of revenue for the nine months ended September 30, 2024 increased by $16.7 million or 12.6%, to $149.6 million compared to $132.9 million for the nine months ended September 30, 2023. This was primarily due to an increase of approximately $24.7 million in outbound communication sending costs on behalf of our customers due to increased usage, $5.5 million in salaries and personnel expenses as a result of increases in headcount, and $1.9 million in amortization expense associated with capitalized internal-use software development costs, offset by a decrease of $14.9 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023.
Gross Profit - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit	$180,737	$116,982	$63,755	54.5%
Gross profit for the three months ended September 30, 2024 increased by $63.8 million or 54.5%, to $180.7 million compared to $117.0 million for the three months ended September 30, 2023. This increase was primarily due to revenue growth and a decrease in stock-based compensation expense.
Gross Profit - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit	$517,733	$363,606	$154,127	42.4%
Gross profit for the nine months ended September 30, 2024 increased by $154.1 million or 42.4%, to $517.7 million compared to $363.6 million for the nine months ended September 30, 2023. This increase was primarily due to revenue growth, decrease in stock-based compensation expense, and ongoing efforts to optimize our costs including (i) higher volume-based discounts and pricing improvements on our purchases of third-party cloud hosting infrastructure and (ii) more efficient use of data storage and elimination of legacy storage architecture.
Selling and Marketing - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing	$100,018	$167,877	$(67,859)	(40.4)%
Selling and marketing expenses for the three months ended September 30, 2024 decreased by $67.9 million or 40.4%, to $100.0 million compared to $167.9 million for the three months ended September 30, 2023. This was primarily due to a decrease of approximately $87.4 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023, offset by an increase of $9.3 million in salaries and related personnel expenses as a result of increases in headcount, $3.4 million in professional services, $3.3 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $2.4 million in partnership-related expenses across our ecosystem, and $1.0 million in technology expenses.
Selling and Marketing - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing	$286,377	$291,845	$(5,468)	(1.9)%

Selling and marketing expenses for the nine months ended September 30, 2024 decreased by $5.5 million or 1.9%, to $286.4 million compared to $291.8 million for the nine months ended September 30, 2023. This was primarily due to a decrease of approximately $66.2 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023, offset by an increase of $35.7 million in salaries and related personnel expenses as a result of increases in headcount, $8.8 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $7.2 million in professional services, $7.1 million in partnership-related expenses across our ecosystem, and $2.6 million in technology expenses.
Research and Development - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development	$55,769	$141,455	$(85,686)	(60.6)%
Research and development costs for the three months ended September 30, 2024 decreased by $85.7 million or 60.6%, to $55.8 million compared to $141.5 million for the three months ended September 30, 2023. This was primarily due to a decrease of approximately $93.3 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023, offset by an increase of $8.2 million in salaries and related personnel expenses as a result of increases in headcount.
Research and Development - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development	$167,601	$209,542	$(41,941)	(20.0)%
Research and development costs for the nine months ended September 30, 2024 decreased by $41.9 million or 20.0%, to $167.6 million compared to $209.5 million for the nine months ended September 30, 2023. This was primarily due to a decrease of approximately $68.0 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023 and $2.6 million in restructuring expenses, offset by an increase of $30.1 million in salaries and related personnel expenses as a result of increases in headcount.
General and Administrative - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative	$38,228	$109,853	$(71,625)	(65.2)%
General and administrative expenses for the three months ended September 30, 2024 decreased by $71.6 million or 65.2%, to $38.2 million compared to $109.9 million for the three months ended September 30, 2023. This was primarily due to a decrease of approximately $67.8 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023, $1.8 million in professional services related to our IPO and public company readiness efforts, and $1.0 million in salaries and related personnel expenses, primarily due to one-time bonuses. Additionally, we released $2.2 million in reserves during the three months ended September 30, 2024 due to tax filings in international jurisdictions. These decreases were offset by a $1.7 million increase in payment processing fees.

General and Administrative - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative	$113,179	$156,511	$(43,332)	(27.7)%
General and administrative expenses for the nine months ended September 30, 2024 decreased by $43.3 million or 27.7%, to $113.2 million compared to $156.5 million for the nine months ended September 30, 2023. This was primarily due to a decrease of approximately $52.6 million of stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023 and a $3.9 million release in reserves due to tax filings in international jurisdictions. This decrease was offset by an increase of approximately $4.9 million in salaries and related personnel expenses as a result of increases in headcount, $4.6 million in payment processing fees, $1.9 million in professional services primarily attributable to expenses incurred to operate as a public company, and $1.5 million in technology expenses.
Other Income (expense), Net - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Other income (expense), net	$229	$(265)	$494	(186.4)%

Other income (expense) for the three months ended September 30, 2024 increased by an immaterial amount compared to the three months ended September 30, 2023.
Other Income (expense), Net - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Other income (expense), net	$290	$(344)	$634	(184.3)%

Other income (expense) for the nine months ended September 30, 2024 increased by an immaterial amount compared to the nine months ended September 30, 2023.
Interest Income - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$10,504	$6,183	$4,321	69.9%

Interest income for the three months ended September 30, 2024 increased by $4.3 million to $10.5 million compared to $6.2 million for the three months ended September 30, 2023. This increase was due to greater interest income from the larger cash balances held in interest-bearing accounts, including money market funds.
Interest Income - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$30,029	$14,484	$15,545	107.3%

Interest income for the nine months ended September 30, 2024 increased by $15.5 million to $30.0 million compared to $14.5 million for the nine months ended September 30, 2023. This increase was due to greater interest income from the larger cash balances held in interest-bearing accounts, including money market funds.
(Benefit) Provision for Income Taxes - Three Month Change

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
(Benefit) provision for income taxes	$(1,200)	$819	$(2,019)	(246.5)%

The Company recorded an income tax (benefit) of $1.2 million for the three months ended September 30, 2024 compared to income tax expense of $0.8 million for the three months ended September 30, 2023 representing a change of $2.0 million. This was primarily due to filings in foreign jurisdictions.
Provision for Income Taxes - Nine Month Change

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$64	$1,786	$(1,722)	(96.4)%

Income tax expense for the nine months ended September 30, 2024 decreased by $1.7 million to $0.1 million compared to $1.8 million for the nine months ended September 30, 2023. This was primarily due to filings in foreign jurisdictions.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through September 30, 2024, we have financed our operations primarily through sales of equity securities and payments received from our customers. In September 2023, we completed our IPO, which resulted in aggregate cash proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions and $7.4 million in offering-related expenses.
As of September 30, 2024, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $827.9 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $274.9 million in money market funds.
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

The following table sets forth, for the periods indicated, our working capital:

	As of,
	September 30,	December 31,
	2024	2023
($ in thousands)
Cash	$826,742	$738,562
Restricted cash, current(1)	417	409
Accounts receivable, net of allowance for doubtful accounts	34,464	23,076
Deferred contract acquisition costs	19,026	15,198
Prepaid expenses and other current assets	35,568	26,244
Accounts payable	11,351	13,597
Accrued expenses	64,917	62,838
Operating lease liabilities	13,126	14,081
Deferred revenue	52,932	40,100
Total Working Capital	$773,891	$672,873
______________
(1)Restricted cash related to our required collateral to fund payroll and credit card obligations in our Australia entity.
Working capital consists of current assets (including cash, current portion of restricted cash, accounts receivable, current deferred contract acquisition costs, current prepaid expenses and other current assets), less current liabilities (including accounts payable, accrued expenses, current lease liabilities, and deferred revenue, all of which is current).
Statement of Cash Flow
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities, and our ending balance of cash. For additional detail, see our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2024	2023
($ in thousands)
Net cash provided by (used in)
Operating activities	$105,866	$80,727
Investing activities	(11,598)	(5,435)
Financing activities	(6,027)	262,241
Net increase in cash and restricted cash	$88,241	$337,533
Cash and restricted cash, beginning of period	739,657	386,916
Cash and restricted cash, end of period	$827,898	$724,449

Operating Activities
Net cash provided by operating activities of $105.9 million for the nine months ended September 30, 2024 was primarily attributable to a net loss of $19.2 million adjusted for non-cash charges of $176.1 million and net cash outflows of $51.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $100.7 million of stock-based compensation expense, $39.7 million of prepaid marketing expense amortization, $13.8 million of amortization related to deferred contract acquisition costs, $12.8 million of depreciation and amortization expense, and $9.6 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $24.5 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $14.0 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, a $11.8 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a

$11.5 million increase in accounts receivable due to an increase in customer billings, and a $2.8 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $12.8 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash provided by operating activities of $80.7 million for the nine months ended September 30, 2023 was primarily attributable to a net loss of $281.9 million adjusted for non-cash charges of $373.3 million and net cash outflows of $10.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $302.3 million of stock-based compensation expense, $39.7 million of prepaid marketing expense amortization, $11.4 million of amortization related to deferred contract acquisition costs, $9.8 million of depreciation and amortization expense, and $9.6 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $19.0 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $11.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $7.0 million increase in accounts receivable due to an increase in customer billings, and a $5.5 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs. The cash outflow was offset by cash inflows primarily from a $19.1 million increase in accrued expenses and accounts payable due to timing of payments and a $7.8 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $11.6 million for the nine months ended September 30, 2024 consisted of $8.0 million of capitalized software development costs and $3.6 million purchases of property and equipment.
Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2023 consisted of $4.6 million of capitalized software development costs and $0.8 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $6.0 million for the nine months ended September 30, 2024 primarily consisted of approximately $7.0 million of proceeds from the employee stock purchase plan and $6.2 million of proceeds from the exercise of stock options offset by $19.3 million used for the payment of employee tax obligations related to the vesting of stock-based compensation awards.
Net cash provided by financing activities of $262.2 million for the nine months ended September 30, 2023 primarily consisted of approximately $321.0 million of IPO proceeds net of issuance costs and $4.0 million of proceeds from the exercise of stock options offset by $62.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards that vested in connection with our IPO in September 2023.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of September 30, 2024 were $46.1 million, with $13.4 million payable within 12 months. In addition, during the three months ended September 30, 2024, we entered into a lease in the

United Kingdom that has not yet commenced with future lease payments totaling $17.4 million over the term of the lease that are not yet recorded on the Condensed Consolidated Balance Sheets. The lease will commence in the fourth quarter of 2024 with a non-cancelable lease term of two years.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of September 30, 2024 were $276.6 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to our condensed consolidated financial statements included elsewhere in this filing for a discussion about new accounting pronouncements adopted as of the date of this Quarterly Report on Form 10-Q.
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

Interest Rate Risk

We had cash of $827.9 million as of September 30, 2024, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. To date, fluctuations in interest income have not been significant. As of September 30, 2024, we had no debt, and therefore no potential market risk for interest expense.

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

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, and Australia. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar would not have a material impact on our operating results.
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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. The risks described below are not the only ones we face. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we do not currently believe to be material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially adversely affected. In that event, the trading price of our Series A common stock could decline, and you could lose part or all of your investment. Certain statements contained in the risk factors described below are forward-looking statements. See the section titled “Special Note Regarding Forward-Looking Statements” for more information.
Risks Relating to Our Business and Industry
Our rapid historical revenue growth is not indicative of our future revenue growth, and we may not be able to sustain our historical revenue growth rate, in the near term and in the future.
We have experienced rapid revenue growth in recent periods. Our revenue was $667.3 million and $496.5 million for the nine months ended September 30, 2024 and 2023, respectively, representing a growth rate of 34.4%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. In addition, we implemented a price increase in September 2022, which positively increased revenue growth in 2022. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. As we have lapped the one year anniversary of this price increase, these measures have seen a corresponding decrease. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We may not successfully accomplish any of these objectives. If we do not, or if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain our revenue growth for any reason, including the reasons listed above, it may be difficult to maintain profitability, the trading price of our Series A common stock may continue to be volatile, demand for our products and our platform could decline, and our business, financial condition, and results of operations may be adversely affected.
Our business has experienced rapid growth, and if we fail to effectively manage our growth or anticipated growth, our business, results of operations, and financial condition could be adversely affected.
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 1,640 employees as of September 30, 2023 to 2,081 employees as of September 30, 2024. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 71,000 as of September 30, 2023 to approximately 85,000 as of September 30, 2024. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (such as adding SMS and push offerings alongside our data platform and email offering) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
We rely on third-party relationships, such as marketing agency and technology partners, to attract customers and enhance the utility of our platform. If any of the third parties on which we rely fails to perform as expected, breaches or terminates their agreement with us, or becomes engaged in a dispute with us, our reputation could be adversely affected and our business could be harmed.
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
We incurred net losses of $308.2 million and $49.2 million in the years ended December 31, 2023 and 2022, respectively, and a net loss of $1.3 million and $19.2 million during the three and nine months ended September 30, 2024, respectively. We are not certain whether we will be able to achieve profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
The majority of our customers are small to mid-size businesses and subscribe to our platform on a month-to-month basis. However, as we scale our business and enter into agreements with larger customers, such as enterprise customers, we expect that we will enter into longer-term agreements for usage of our platform and products. We anticipate that these prospective enterprise customers may have lengthy sales cycles for the evaluation and procurement of our platform and the timing of our sales cycles with these enterprise customers and the related revenue may be difficult to predict. For deals that were closed by our sales team in the year ended December 31, 2023 and in the nine months ended September 30, 2024, our median sales cycles were approximately 8 weeks and 9 weeks, respectively. This measure excludes any business generated through self-serve channels. Any delays in our sales cycles may increase the amount of time between when we incur the operating expenses related to these sales efforts and, upon successful sales, the generation of corresponding revenue. Further, we may incur additional selling and marketing expenses as we move up-market and shift our sales strategy to adapt not only to longer sales cycles but to the nature of a new sales motion associated with enterprise sales. As we seek to acquire these enterprise customers, we also anticipate that we will need to increase our sales and customer support capabilities. We may also be required to spend a significant amount of time and resources to train our sales and customer support teams for interfacing with enterprise customers, as well as educating our potential enterprise customers and familiarizing them with our platform. Additionally, these large organizations may have large data sets that require us to evaluate our existing data storage, collection and processing capabilities, and enhance the features and scalability of our platform. Enterprise customers may also view a subscription to our platform and products as a strategic decision with significant investment. As a result, these customers may require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a subscription. As we engage with enterprise customers, we may expend a greater amount of time and money on selling and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:
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
For the years ended December 31, 2023 and 2022, and the three and nine months ended September 30, 2024, our research and development expenses were 37.6%, 22.0%, 23.7%, and 25.1% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
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
Many of our key personnel are vested in a substantial amount of shares of our Series A common stock, restricted stock units, or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise price of the options or grant date values of the restricted stock units, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Series A common stock. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and nine months ended September 30, 2024, we derived 37.7% and

37.3% of our revenue, respectively, from customer accounts outside of the United States. We currently have offices in the United Kingdom and Australia, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
•burdens of complying with laws and regulations related to privacy and data security, including the European Union General Data Protection Regulation (the “EU GDPR”) and similar laws and regulations in other jurisdictions;
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
•adverse litigation judgments, other dispute-related settlement payments, or other litigation-related costs;
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
Once our products are deployed, our customers depend on our support organization to resolve technical issues relating to our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We may also be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services could increase costs and harm our results of operations. In addition, our sales process is highly dependent on the quality of our products, the reputation of our business, the positive recommendations from our existing customers and through word-of-mouth generally. Any failure to maintain high-quality technical support, or a perception by our customers and others that we do not maintain high-quality support, could harm our reputation and our ability to sell our products to existing and prospective customers, and as a result, could adversely affect our business, results of operations, and financial condition.
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
We have previously undertaken efforts to streamline our operations and improve cost efficiencies to align with our priorities, and in March 2023 we announced a reduction-in-force affecting approximately 8% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays or unexpected costs. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
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
Accounting principles generally accepted in the United States (“GAAP”) and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are or could be relevant to our business, such as accounting for long-lived asset impairment, goodwill, variable interest entities, and stock-based compensation, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgements by our management could significantly change or add significant volatility to our reported or expected financial performance. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past, and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources or the period of benefit for deferred contract acquisition costs, our results of operations could be significantly affected. For more information, see Note 2. Summary of Significant Accounting Polices in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. For example, under Section 174 of the Internal Revenue Code as amended (the “Code”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are required to be capitalized and amortized, which may have an adverse effect on our cash flow.
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
As of December 31, 2023, we had approximately $349.2 million of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2023, we had approximately $245.1 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2027. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
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
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in our industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access to systems or data or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. While we believe we have taken reasonable steps to protect our data, the techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches or compromises while they are occurring. We have previously been, and may in the future become, the target and victim of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our operations or ability to sell our products. Specifically, in November 2019, we experienced an incident whereby an unauthorized third party manipulated a public-facing URL and accessed certain information, including email addresses, regarding a subset of platform users. In July 2022, we were the victim of an attack whereby an unauthorized third party compromised an employee’s credentials and gained access to our internal systems, including email as well as some of our internal support tools, and, as a result, accessed certain information, including name, email address, and phone number, for a subset of our customers. Additionally, in October 2024, an unauthorized third party gained access to company source code, as well as other system and application credentials.
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
State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements, and we expect that this trend will continue. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) imposed a number of requirements on covered businesses and gave California residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and created a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act (the “CPRA”), which has been in effect since January 1, 2023, imposed additional obligations on companies covered by the CCPA. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. Similar comprehensive privacy laws have entered into force in numerous other states, and several more will be entering into force in the coming years. In addition, comprehensive privacy laws have also been proposed in many other states and at the federal level. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
Foreign privacy laws have become more stringent in recent years and may increase the costs and complexity of offering our platform and products in new and existing geographies. Outside of the United States, we are also subject to stringent privacy and data protection laws in many jurisdictions. For example, we are subject to the EU GDPR and the UK General Data Protection Regulation (the “UK GDPR,” and collectively, the “GDPR”). The GDPR applies where we are collecting or otherwise processing personal data in connection with (a) the activities of a business establishment within the United Kingdom/European Economic Area; or (b) offering goods or services to or monitoring the behavior of individuals within the United Kingdom/European Economic Area, and imposes strict obligations regarding personal data processing activities.
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
Companies that violate the GDPR can face robust regulatory enforcement and greater penalties for noncompliance, including fines of up to €20 million (or £17.5 million under the UK GDPR) or 4% of their worldwide annual turnover, whichever is greater. A wide variety of other potential enforcement powers are available to competent supervisory authorities in respect of potential and suspected violations of the GDPR, including audit and inspection rights, and powers to order temporary or permanent bans on all or some processing activities. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
Some inbox service providers categorize emails that originate from email marketing platforms as “promotional” and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers and our customers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we or our customers are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. For example, Google and Yahoo recently announced new email sender requirements that impact customers of email marketing platforms, including our platform. Beginning February 2024, Google and Yahoo now require bulk senders to authenticate their emails following certain industry standard authentication systems, enable recipients to easily unsubscribe, and ensure they only send wanted emails and stay under a certain spam rate threshold. Our customers that fail to comply with these new requirements may have their emails blocked from reaching their customers by Google or Yahoo and may not be able to effectively use our platform. If we or our customers fail to comply with new inbox service provider requirements, if inbox service providers materially limit or halt the delivery of our customers’ emails, if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, if the open, unsubscribe or spam rates of our customers’ emails are negatively impacted by the actions of inbox service providers to categorize or block emails or new requirements imposed by inbox service providers, or if our customers send fewer emails or send emails to or maintain fewer profiles on our platform as a result of new inbox service provider requirements, then customers may question the effectiveness of our platform and downgrade or cancel their subscriptions. This could harm our business, financial condition, and results of operations.
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
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI Technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah, have recently passed laws regulating the use of AI Technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI Technology in order to comply with these laws. We expect that this trend will continue and we may be required to devote attention to address the frequently changing regulatory requirements. As the legal and regulatory framework relating to use of AI Technology continues to change, there may be an increase in our operational and development expenses that impact our ability to earn revenue from or utilize certain AI Technology.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 63.1% of the voting power of our capital stock as of September 30, 2024. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 46.6% and 17.3%, respectively, of our Series B common stock and together 62.2% of our Series B common stock as of September 30, 2024. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In addition, as of September 30, 2024, we had 26,640,466 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 5,940,236 shares of Series B common stock and 11,208,376 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
On July 29, 2024, three warrants to purchase up to an aggregate of 344,384 shares of our Series B common stock were exercised in cash for 344,384 shares of our Series B common stock at a price per share of $0.01. The issuance of those shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

October 2024 Cybersecurity Incident

On October 25, 2024, the Company determined that an unauthorized third party gained access to the Company's source code, as well as other system and application credentials. Following detection of this unauthorized activity, the Company initiated its response protocols and took steps to contain, assess and remediate the incident, including launching an investigation with the assistance of counsel and leading external cybersecurity experts. Although the investigation is ongoing, as of the date of this Quarterly Report on Form 10-Q, the Company has found no evidence of continued unauthorized activity on its systems and has contained the incident. The Company’s operations have continued throughout this matter in all material respects.

As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that the incident is reasonably likely to have a material impact on the Company’s business, including its financial condition or results of operations.

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended September 30, 2024, two of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act) each adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities, as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Amanda Whalen	Chief Financial Officer	August 16, 2024	November 18, 2024	220,000	November 18, 2025
Landon Edmond	Chief Legal Officer and General Counsel	August 16, 2024	November 18, 2024	133,246	August 20, 2025

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2024.

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

KLAVIYO, INC.

Dated: November 6, 2024	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2024	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)