Form 10-K
period 2024-12-31
Klaviyo, Inc.
filed 2025-02-19
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024 (the last business day of the registrant’s most recently completed second quarter), based on the closing price of $24.89 per share of the registrant’s Series A common stock as reported by The New York Stock Exchange on June 28, 2024, was approximately $2.5 billion. Solely for purposes of this disclosure, shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2025, there were 90,501,471 shares of the registrant’s Series A common stock and 182,613,605 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to move up-market and address enterprise and other larger customers;
•launching new products and adding new product capabilities;
•our ability to leverage artificial intelligence and machine learning and effectively develop and deliver products that incorporate artificial intelligence and machine learning;
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
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates, inflation and tariffs, including the impact on our customer spending and consumer spending generally; and
•the impact of public health crises and financial, economic, and political events on our industry, business, and results of operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current beliefs and our current expectations and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described, anticipated, or implied in the forward-looking statements. Therefore, you should not rely on any of the forward-looking statements as predictions of future events.
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
RISK FACTOR SUMMARY
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
•If we or our third-party service providers experience a cybersecurity incident or data breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform or our products may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities;
•We may fail to protect our proprietary technology and intellectual property rights;
•We have incorporated and may continue to incorporate artificial intelligence technology into our products and services, which may expose us to additional risks due to the emerging nature of the technology;
•There has been a limited public market for our Series A common stock. The trading price of our Series A common stock may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased those shares; and
•The dual series structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Series B common stock, including our directors, executive officers, and their respective affiliates, and limiting or precluding your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

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
Our modern and intuitive SaaS platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, short message service (“SMS”), and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our Customer Data Platform (“CDP”) offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within retail and eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. Today, our customers primarily operate within the retail and eCommerce vertical, and we are also seeing organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. By combining easy implementation, rapid time-to-value, and clearly attributable outcomes, we drive substantial ROI for our customers. As of December 31, 2024, our platform had efficiently scaled to over 167,000 customers.
By vertically integrating our data layer and marketing application, we make it easy for businesses to create and store unified consumer profiles and then use those profiles to derive new insights, rapidly segment their consumers, and ultimately drive revenue generation. We purpose-built a centralized, scalable, and flexible cloud-native data store for our customers to intelligently aggregate and process first-party consumer profile and event data without friction. This approach enables our customers to seamlessly generate unified and highly-granular consumer profiles, populated with data from customers’ systems and from over 350 third-party integrations, from eCommerce platforms – such as Shopify, WooCommerce, and Salesforce Commerce Cloud – to loyalty, customer service, and shipping solutions. We built an application layer on top of our data layer to provide a comprehensive set of tools and features that enable our customers to easily turn consumer preferences into insights and actions.
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
Our land-and-expand strategy aligns our own success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails and SMS messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional channels, such as SMS, and additional use cases, such as reviews and our CDP offering, or when their other brands, business units, and geographies start using our platform.

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
We grew our revenue 34.3% year-over-year, from $698.1 million in 2023 to $937.5 million in 2024. Our net losses for 2023 and 2024 were $308.2 million and $46.1 million, respectively, representing a year-over-year decrease of 85.0%. This decrease in net loss year-over-year was mainly driven by an increase in revenue and a $203.4 million decrease in stock-based compensation expense, the majority of which was related to the vesting of outstanding equity awards upon our initial public offering (“IPO”) in September 2023. We grew our gross profit 37.7% year-over-year, from $520.2 million in 2023 to $716.2 million in 2024, representing gross profit margins of 74.5% and 76.4%, respectively.
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
Key Benefits of Our Platform
We founded Klaviyo in 2012 with a data-first approach to enable our customers to effectively harness their first-party data to deliver impactful consumer experiences. This approach has enabled us to deliver the following key benefits:
•Granular segmentation with real-time action by unifying profile and event data. Our customer data store is designed to consolidate customers’ first-party data at scale, synchronizing and unifying data from over 350 integrations seamlessly into a single system-of-record. To ensure companies have the right information to engage with consumers effectively, our data store is optimized for very large data sets with the capacity to combine and store the entire consumer history of profile and event data of our customers in real time.
•Vertical integration that enables fast execution. Our platform combines our centralized data layer with our front-end application layer in one vertically-integrated technology stack. This offers our customers the ability to store and rapidly analyze consumer data in real-time, then send automated messages with targeting based on these analytics, all within one single platform. This approach also allows our customers to get up-and-running quickly without having to pre-configure their data and manage complex integrations. Going forward, our vertically-integrated technology stack also gives us the ability to easily extend our platform into new channels and applications.
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
•Easy-to-use functionality purpose-built for business users of any technical skill level. Our easy-to-use platform gives business users of any technical skill level the ability to easily build consumer segments, personalize content, create new automations, run tests, engage with their consumers, and launch marketing campaigns with differentiated experiences. Our platform offers simple, one-click drag-and-drop customizable templates for designing messages and generative artificial intelligence tools for creating content and targeting communications, allowing our customers to easily create impactful experiences customized to their unique brands. For advanced functionality, we offer a suite of tools to enable developers to build rapid automations for different use cases and quickly integrate with other systems efficiently, all from a simple and intuitive user interface.
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
Our Growth Strategies
We intend to leverage our differentiated approach to capitalize on our large market opportunity and leading market position to fuel future growth with the following key growth strategies:
•Attract new customers. We have rapidly expanded our customer base to over 167,000 as of December 31, 2024 due primarily to our product-led growth strategy. We expect to continue to acquire new customers through inbound channels, such as word-of-mouth, expanding platform integrations and agency partnerships, and growing our sales team that focuses on larger accounts. As the customers on our platform continue to grow, this creates a powerful network effect for our brand when existing Klaviyo users change employment and advocate for the adoption of our platform at their new employer.
•Expand sales within our existing customer base. We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We are maniacally focused on making our platform intuitive and exceptionally easy-to-deploy, driving our customers to expand their usage of our platform in a self-serve manner. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they have and email and SMS messages they send, they move to higher subscription tiers. Second, adding more communication channels and use cases, such as SMS and reviews, further expands the sales we generate from existing customers. Our CDP offering gives our customers user-friendly ways to transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data into and out of Klaviyo at scale. Finally, we expect to continue to see growth from selling our platform to our customers’ other brands, business units, and geographies.
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
•Expand internationally. We believe we have significant expansion opportunities in international markets. We initially started by serving customers in North America and, in 2019, we opened our London, England office to serve the European region, followed by our Sydney, Australia office in 2022 to target the Asia Pacific region, and we expanded our presence in the European region by adding operations in Dublin, Ireland in 2024. We currently offer our platform and service in English, French, German, Portuguese, Korean, Spanish and Italian, and we believe we have significant international opportunities ahead, especially as we add new languages. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us better serve the international market.
•Invest in our platform. We have a history of innovation and will continue to develop and invest in our platform to provide more value to our customers over time. We launched with our data platform and email offering, and have since added additional communication channels, such as SMS and push notifications, and additional use cases, such as reviews and our CDP offering. In 2024, we also launched Klaviyo AI, a suite of features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement. Near term, we will continue to expand our marketing automation platform and extend to product areas outside of marketing. Given the broad applicability of our platform, we believe that long-term we can continue to launch new channels and capabilities to attract new customers as well as cross-sell to our existing customers.
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
Messaging Infrastructure
Email: The core capability of our platform is to enable businesses to send personalized emails to their consumers. This includes a range of drag-and-drop email templates, allowing customers to easily edit and customize pre-built templates; email campaigns and automations, including Smart Send Time features, generative AI for email content and subject line creation, and A/B testing tools; and advanced consumer list segmentation, all of which are tools to help create high-performing email engagements.
SMS: Our SMS marketing capability enables customers to send targeted text messages to their consumers and strengthen relationships through our conversational SMS feature, which allows businesses to send personalized responses to consumers in real-time. We also offer built-in contact cards to ensure that texts from our customers do not appear as random numbers. Our consent management and compliance tools save time and money for our customers and enable them to focus on delivering a highly personalized consumer experience. Our AI-powered SMS assistant uses generative AI to create message content and generate suggested responses for incoming text messages.
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
Other Applications
Reviews: Our reviews add-on allows our customers to collect product reviews alongside their existing consumer data and messaging in Klaviyo, delivering a more seamless experience across the customer lifecycle. Our AI tools suggest review headlines for consumers based on their review content, and generate personalized review replies for our customers with the click of a button.
Customer Data Platform: Our CDP offering allows our customers to manage and deploy their data in Klaviyo more effectively. Our CDP is built on the same infrastructure as Klaviyo’s marketing application and provides user-friendly tools to unify, enrich, and transform data, run more advanced reporting and predictive analysis, and sync data into and out of Klaviyo at scale. Our CDP is built for businesses of all sizes and gives customers access to powerful predictive analysis functionality.
Product Features
Integrations: We integrate with a wide range of data sources such as retail and eCommerce platforms, including Shopify, WooCommerce, and Salesforce Commerce Cloud, to comprehensively replicate all historical profile and event data in Klaviyo and synchronize data going forward. These integrations allow our customers to create a complete consumer source of record, bringing additional profile and event information into Klaviyo with minimal engineering effort.
Segmentation: Our advanced audience segmentation allows businesses to create consumer segmentation based on all the consumer data they have available in Klaviyo, including purchase history, engagement levels, and Klaviyo-powered predicted customer lifetime value. The segmentation feature enables our customers to better target consumers with personalized engagement, and our AI tools allow our customers to quickly create segments using natural language inputs. Via Klaviyo’s outbound integrations, segments can be automatically pushed to ad networks to further target consumers or accessed via API to power actions in other systems.
Automation — Campaigns and Flows: Using our platform, businesses can build marketing campaigns, which deliver regular interactions to their consumers about new launches, sales announcements, newsletters, and more. With Klaviyo, customers can drive more revenue by building data-powered omnichannel campaigns that engage their consumers across every touchpoint. We offer pre-built templates for customers to choose from, and our platform has built-in generative artificial intelligence capabilities to allow users to auto-generate email and SMS content and build automations using natural language inputs. Our platform also enables businesses to build flows, which are a sequence of automated actions, including messages, that are triggered when a consumer performs a specific action — such as joining a list, being added to a segment, making a purchase, or abandoning their cart. We also offer customers the ability to use our Flows AI functionality to use natural language to build and manage their flows. Our built-in attribution allows customers to quantify and understand the revenue impact of campaigns and flows.
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
Scalability
Efficient Computation and Storage: Our vertically-integrated platform is built for massive scale using cloud computing. In order to enable our customers to create dynamic, personalized experiences for their end users, we efficiently ingested and stored billions of events every day on average during 2024. We use this data to power personalization and send billions of messages each month across multiple channels, including email, SMS, and push notifications.
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
Our Ecosystem
Our partner ecosystem enriches our customer offerings and helps us reach a broader audience than we would be able to reach on our own. Our partner ecosystem includes commerce platforms, other technology companies, marketing agencies, systems integrators, and developers. Each constituent of our ecosystem contributes to the growth of our business increasing our collective reach, the depth of our integration portfolio, and the breadth of our customers’ first-party consumer data.
Commerce Platforms
Through our partnerships and data integrations with commerce platforms, we are able to aggregate and analyze our customers’ first-party consumer data in real-time to drive more and better insights for our customers. Our platform completes the technology stack for direct-to-consumer businesses, combining their commerce engines with our powerful solution to drive revenue growth through data-driven, highly personalized experiences. In July 2022, we completed a series of transactions to memorialize our strategic partnership with Shopify, which established Klaviyo as the recommended email solution for all Shopify Plus merchants. We also partner with most other major commerce platforms, including BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Magento (Adobe), Salesforce Commerce Cloud, Square, Wix, and WooCommerce. We have additionally integrated with Amazon Buy with Prime. Our platform integrations create value for customers across a variety of verticals beyond retail and eCommerce. For example, we integrate with Olo and Toast in the restaurant industry, Mindbody in the fitness and wellness industry, and Eventbrite in the events industry.
Other Technology Partnerships
We enhance our platform through our large technology partner ecosystem and robust library of integrations with other technology platforms, including Google, Meta, Zendesk, Gorgias, LoyaltyLion, Pinterest, and Canva. We have built a robust suite of over 350 pre-built integrations and native data sources that customers want connected to their Klaviyo hub. Customers can leverage our fast, easy-to-use integrations to synchronize real-time data from technology companies specializing in payments, credit cards, order management, support tickets, subscriptions, shipping, surveys, referrals, and reviews, among others. Through these integrations, we have been able to build comprehensive consumer profiles on behalf of our customers that include information on consumer spend and details on non-financial activities, such as interactions with customer service, website activity, loyalty, social media, and more.
Marketing Agencies and Systems Integrators
We have built a deeply-invested community of digital marketing agencies, systems integrators, freelancers, and other consulting partners who recommend their clients use Klaviyo to design, run, and measure their marketing campaigns. These agencies help our customers run effective campaigns using Klaviyo, and provide strategic guidance to help our customers achieve their goals utilizing our platform. Many of these partners develop in-house Klaviyo expertise, build

Klaviyo-dedicated service offerings, and go-to-market as Klaviyo partners. We mirror the investment these partners have made in Klaviyo by offering them a partner program (including incentives and requirements), partner-specific tools, and dedicated training and support. Marketing agencies partner with us because our platform is able to help their clients more effectively target consumers, and in the process, the agencies are able to grow their own businesses.
Systems integrators support many of our customers and help them get started on our platform. In some cases, our systems integrator partners leverage our flexible and scalable APIs to build custom integrations and bespoke solutions for their customers.
Developers
We provide many developer-friendly features, including a flexible data architecture, no data pre-configuration requirements, API reference documentation and guides, new SDKs and developer tools, a community forum for collaboration, and monthly newsletters to help developers stay informed on all upcoming releases. We offer several incremental features that serve developers, including the ability to run code hosted on our platform. As a result, when developers are using our platform to build and test code, they can do so without needing to set up separate hosting environments. We also provide developers with data sample generation tools, allowing them to run and test their code against real, anonymized datasets which we generate for them as sample sets, so that they do not have to identify, obtain and ingest relevant data sets for their work.
Our Customers
Our platform serves businesses of all sizes, across industries and geographies. Our customers range from entrepreneurs and small and medium-sized businesses to mid-market businesses and enterprises. Today we have a strong presence in the retail and eCommerce vertical and see growth from international customers. As of December 31, 2024, we served over 167,000 customers, up from 143,000 customers as of December 31, 2023.
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
•For our smallest customers, we offer self-service journeys that support and guide them from onboarding to adoption to expansion.
•For our largest customers, we offer white glove engagement, guiding them as a trusted advisor around best practices, industry trends, and new product features and functionality, helping them optimize their success with Klaviyo and ultimately drive their own growth.
•Our Customer and Partner Education Services team offers a range of services, from providing free ungated content via social channels, learning tutorials, and live virtual hands-on training sessions, to helping customers set up segmentation, flows, and campaigns.
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
We believe that we compare favorably on each of these factors relative to our competitors. However, some of our competitors and potential competitors may be larger and have greater brand awareness, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases, and significantly greater resources for product development. Additionally, because our market is rapidly developing, it is possible that new entrants, particularly those with extensive resources, could introduce new products or services that compete in our market and better address the needs of our customers and potential customers. See the section titled “Risk Factors” section for a more detailed description of risks related to competition.
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
As of December 31, 2024, we had 12 issued and allowed patents and 41 pending patent applications in the United States that cover various aspects of our business in the United States and abroad. Our issued patents are scheduled to expire between February 2042 and May 2043. These patents and patent applications are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and internationally to the extent we determine appropriate and cost-effective.
As of December 31, 2024, we had 6 registered trademarks and 3 pending trademarks in the United States and 112 registered trademarks and 5 pending trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.klaviyo.com and other similar variations.
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
Regulatory Matters
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection and information security, intellectual property, competition, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions, or securities law compliance, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent across jurisdictions and may also be inconsistent with our current policies and practices, any or all of which could harm our business. In addition, the application and interpretation of these laws and regulations are often ambiguous or inconsistent, particularly in the new and rapidly evolving industry in which we operate, and the extent to which they apply to us is at times unclear. For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors.”
Human Capital Resources
As of December 31, 2024, we had a total of 2,182 employees located in four countries, with the substantial majority of our employees located in the United States. We supplement our workforce with contractors and consultants.
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
We have experienced rapid revenue growth in recent periods. Our revenue was $937.5 million, $698.1 million, and $472.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, representing a growth rate of 34.3% in 2024 and 47.7% in 2023. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. In addition, we implemented a price increase in

September 2022, which positively increased revenue growth in 2023. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. As we have lapped the one year anniversary of this price increase, these measures have seen a corresponding decrease. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 1,815 employees as of December 31, 2023 to 2,182 employees as of December 31, 2024. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 76,000 as of December 31, 2023 to approximately 92,000 as of December 31, 2024. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (such as adding reviews and CDP offerings and AI features alongside our data platform, email, SMS and push offerings) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.

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
We were founded and launched our platform in 2012. As a result of our limited operating history, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for future growth. Our historical growth should not be considered indicative of our future performance. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as risks and uncertainties related to:
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
Many of our current and potential competitors have or may have significantly greater financial, technical, marketing, and other resources than we do. They may secure better terms from partners, adopt more aggressive or alternative pricing policies, or devote more resources to technology, infrastructure, sales, marketing, and customer service. These competitors may also engage in more extensive research and development efforts or undertake more far-reaching marketing campaigns, which may allow them to attract customers or partners. For example, for our SMS offering, we do not currently separate carrier fees from the fees that our customers pay for our product. In contrast, some of our competitors separate carrier fees from their product fees, which may create the appearance of a lower product fee and which may appear more attractive. Our competitors may also develop a platform or products that are similar to ours or that achieve greater market acceptance than ours. This could attract customers or partners away from our platform or our products and reduce our market share.
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
As of December 31, 2024, approximately 77.7% of our ARR was derived from customers who also use Shopify’s platform, while only approximately 9.4% of our new ARR in 2024 was derived from customers that came to us through the Shopify app store. Shopify also helps to promote our brand by referring new customers to us, and under our partnership with Shopify Inc. and certain of its affiliates (collectively, “Shopify”), we are the recommended email solution for Shopify Plus customers globally. Any disruption to the functionality of our integration with Shopify, including our removal from their app store, could create delays in data synchronization for our customers and adversely affect the customer experience. Further, if Shopify is unable or unwilling to continue to integrate with our platform for any reason, or if our products or our platform no longer integrate with Shopify’s platform, our customers that use Shopify’s eCommerce platform could be required to switch to another eCommerce platform in order to continue using our platform and our products. However, the termination or degradation of our integration with Shopify could cause us to lose customers if these customers do not transition to a new eCommerce platform, or if they transition to a platform that does not integrate with our platform. We also have integrations with other third-party eCommerce platforms, such as BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Salesforce Commerce Cloud, Square, Wix, and WooCommerce, and some of our customers transition from one third-party eCommerce platform to another while remaining on our platform. Further, diversifying our contractual relationships and operations with other platforms could increase the complexity of our operations and lead to increased costs. The current term of our agreement with Shopify expires in 2029, and Shopify could refuse to renew such agreement or renegotiate such agreement on terms that are neither favorable to us nor commercially reasonable. If our agreement with Shopify is not renewed, if there are any disruptions to our Shopify integration or if we are unsuccessful in maintaining our relationship with Shopify, for any reason, including actual or perceived competing offerings, the utility of and demand for our platform and our products could decline, and our business, financial condition, and operating results could be materially and adversely affected.
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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to public health crises, labor shortages, supply chain disruptions, inflation, a government shutdown, geopolitical developments (such as the Russia-Ukraine conflict and the conflict in the Gaza Strip, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
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
We incurred net losses of $46.1 million, $308.2 million, and $49.2 million in the years ended December 31, 2024, 2023, and 2022, respectively. We are not certain whether we will be able to achieve and maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
For the years ended December 31, 2024, 2023, and 2022, our research and development expenses were 25.4%, 37.6%, and 22.0% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
If we fail to adapt and respond effectively to technological changes, evolving industry standards, changing regulations or changing customer or consumer needs, requirements or preferences, our platform may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer and consumer needs, requirements, and preferences, including changes in the use of channels through which consumers desire to communicate with brands. For example, while email marketing has been the primary product on our platform, our SMS offering is relatively new, and customers may prefer SMS or push marketing campaigns or campaigns using other new types of communication channels to email campaigns in the future. Further, as consumer preferences with respect to communication channels evolve, we may need to adapt to the varying margin profiles of these new technologies and address potential margin compression. The success of our business will depend, in part, on our ability to adapt and respond effectively to changes in customer and consumer preference on a timely basis in the markets that we currently serve, such as retail and eCommerce, and in markets we may enter in the future. Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and products, offer new features as part of our existing products, offer new products, and increase adoption and usage of our platform and products. For example, we expect that the number of integrations with our customers’ infrastructure that we will need to support will continue to expand as customers and developers adopt new software solutions, and we may have to develop new integrations to work with those new solutions. The success of any enhancements to our existing or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, and overall market acceptance. Enhancements to our existing and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or products, or may not achieve the broad market acceptance necessary to generate significant revenue. Further, the use of machine learning and artificial intelligence has become increasingly prevalent in our industry, and, although we intend to continue developing our platform’s machine learning and artificial intelligence capabilities to meet the needs of our customers and partners, we may be unable to accurately or efficiently integrate machine learning and artificial intelligence features or functionalities of the quality or type sought by our customers and partners or offered by our competitors. These development efforts may also require significant engineering, sales, and marketing resources, all of which could require significant capital and management investment. If we are unable to enhance our platform and product offerings to keep pace with rapid technological and regulatory change, or if new technologies, including machine learning and artificial intelligence solutions, emerge that are able to deliver competitive products at aggressive or alternative prices, more efficiently, more conveniently or more securely than our platform, demand for our platform and product offerings may decline, and our business, financial condition, and results of operations may be adversely affected.
We depend on our senior management team, and the loss of one or more members of our senior management team or our key employees, or an inability to attract and retain highly skilled employees, could adversely affect our business.
Our success depends upon the continued service and contributions of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. In particular, we depend on the vision, skills, experience, and effort of our co-founder and Chief Executive Officer, Andrew Bialecki. From time to time, our executive management team has changed and may continue to change due to the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees, so the loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or disability) could adversely affect our business.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for this type of personnel is intense, especially for experienced software engineers and senior sales executives. In addition, a portion of our workforce is remote, which adds to the complexity of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.
Many of our key personnel are vested in a substantial amount of shares of our Series A common stock, Series B common stock, restricted stock units, and/or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested restricted stock units or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise price of the options or grant date values of the restricted stock units, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Series A common stock. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the years ended December 31, 2024, 2023, and 2022, we derived 37.6%, 36.5% and 35.0% of our revenue, respectively, from customer accounts outside of the United States. We currently have offices in the United Kingdom, Australia, and Ireland, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including public health crises, geopolitical conflicts, terrorist activities, tariffs, trade wars, or long-term environmental risks;
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
•public health crises that could decrease economic activity in certain markets, decrease use of our products, or decrease our ability to import, export, or sell our products to existing or new customers in international markets;
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
The success of our business depends on our customers’ satisfaction with our platform and our products and the support that we provide for our platform and products to help customers integrate and utilize our platform and products. If a customer is not satisfied with the quality of work performed by us or a third-party or with the solutions delivered, we could incur additional costs to address the deficiency, which would diminish the profitability of the customer relationship. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new products to existing and new customers will suffer and our reputation with existing or potential customers will be harmed, even if the dissatisfaction resulted from services provided by a third-party partner. Further, customer dissatisfaction with our products or support services, or negative publicity related to our customer relationships, could impair our ability to expand the subscriptions within our customer base or adversely affect our customers’ renewal of existing subscriptions.

We may continue to experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict, could cause the trading price of our Series A common stock to fluctuate, and could cause our results of operations to fall below analyst or investor expectations.
Our quarterly results of operations may continue to fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our results of operations on a period-to-period basis may not be meaningful. For example, in the past we have seen an increase in demand for our platform and our products during the fourth quarter of each year and around Black Friday and Cyber Monday. Additionally, factors that may impact these fluctuations include, but are not limited to:
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
•public health crises, such as pandemics, epidemics, and outbreaks of infectious diseases; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability.
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
We believe our culture and core values are critical to our success and have delivered tangible financial and operational benefits to our customers, employees, and stockholders. Our values impact everything we do in our organization, and we have designed our core values as a guiding set of principles for our employees and business. Accordingly, we have invested substantial time and resources in building a team that reflects our culture and core values. As we continue to grow, our operations are likely to become increasingly complex, and we may find it difficult to maintain these important aspects of our culture and core values. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture and core values could hurt our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. In addition, the growth of our remote workforce may impact our ability to preserve our culture and core values. Any failure to preserve our culture or core values could negatively affect our future success.
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of additional significant cost cutting measures, including restructuring and reorganization activities which may be disruptive to our operations.
We have previously undertaken efforts to streamline our operations and improve cost efficiencies to align with our priorities. For example, in March 2023, we announced a reduction-in-force affecting approximately 8% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays or unexpected costs. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Series A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are required to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act and must provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition, and could cause a decline in the trading price of our Series A common stock.
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
The rules governing U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our Series A common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations.
Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future.
Furthermore, as we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. For example, many countries are actively considering or have proposed or enacted changes to their tax laws based on the model rules adopted by The Organisation for Economic Co-operation and Development (“OECD”) defining a 15% global minimum tax (commonly referred to as Pillar Two) that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
Our international operations and structure subject us to potentially adverse tax consequences.
We currently conduct our operations in the United Kingdom, Australia, and Ireland through subsidiaries. Our intercompany arrangements with those subsidiaries are subject to complex transfer pricing regulations administered by taxing authorities in those jurisdictions, and these taxing authorities may challenge our methodologies for our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. In addition, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under applicable laws. The relevant revenue and taxing authorities may also disagree with positions we have taken generally. If any such disagreements were to occur (whether with the taxing authorities in jurisdictions where we currently do business or in those of jurisdictions where we may in the future operate) and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
As of December 31, 2024, we had approximately $304.1 million of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2024, we had approximately $232.6 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2027. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation.
Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period, including changes in ownership arising from new issuances of stock. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and financial condition.
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
We have been and may from time to time in the future be subject to litigation and legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. In addition, insurance might not cover those claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, and our business, financial condition, and results of operations may be adversely affected.
Additionally, members of our board of directors or management team who have experience as board members, officers, executives or employees of other companies have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming, and the potential outcomes of such actions may negatively affect our reputation.

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
The effects of a pandemic, epidemic, outbreak of an infectious disease or other public health crises may materially affect how we and our partners and customers are operating our businesses, and the duration and extent of these kinds of events may impact our future results of operations and overall financial performance.
Our business could be adversely affected by health crises in regions where we operate or otherwise do business. For example, the policies and regulations implemented in response to the outbreak of the novel coronavirus disease

(“COVID-19”) had a significant impact, both directly and indirectly, on businesses and commerce. Future global health concerns could also result in social, political, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
The impact to our business from any future pandemic, epidemic, outbreak of an infectious disease or other public health crises depends on multiple factors that cannot be accurately predicted, such as its duration and scope, the extent and effectiveness of containment actions, the disruption caused by such actions, and the efficacy and rates of vaccines. Any future pandemic, epidemic, outbreak of an infectious disease or other public health crises could have severe impacts on our business and our customers’ and prospective customers’ businesses, for example, by adversely impacting their timing, ability, or willingness to spend on our marketing platform and product offerings. Negative effects of any pandemic, epidemic, outbreak of an infectious disease or other public health crises on our customers or prospective customers could lead to pricing discounts or extended payment terms, reductions in the amount or duration of customers’ subscriptions, or increase customer attrition rates. Any of the foregoing could adversely affect our productivity, employee morale, future sales, operating results, and overall financial performance. To the extent any future pandemic, epidemic, outbreak of an infectious disease or other public health crisis adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
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
If we or our third-party service providers experience a cybersecurity incident or data breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform or our products may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities.
Use of our platform involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of or access to or cybersecurity incidents, data breaches or other compromises of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, including regulatory fines, and significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to continue to incur significant expenses to prevent cybersecurity incidents, data breaches and other compromises, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any cybersecurity incident or data breach impacting such measures or suffer reputational harm even where we do not have recourse to the third-party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, account compromises, computer malware, viruses, and social engineering (including phishing attacks) are prevalent in our industry and our customers’ industries. In addition, we may experience cyberattacks, unavailable systems, unauthorized access to systems or data or disclosure due to wrongful conduct by insider employees or vendors, denial-of-service attacks, attacks from sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. While we believe we have taken reasonable steps to protect our data, the techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop cybersecurity incidents, data breaches or other compromises while they are occurring. Like many other companies in our industry, we and our third-party vendors have previously been, and may in the future become, the target and victim of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or accounts or to disrupt our operations or ability to sell our products. Specifically, in July 2022, we were the victim of an attack whereby an unauthorized third-party compromised an employee’s credentials and gained access to our internal systems, including email as well as some of our internal support tools, and, as a result, accessed certain information, including name, email address, and phone number, for a subset of our customers. Additionally, in October 2024, an unauthorized third-party gained access to company source code, as well as other system and application credentials.
We rely on third-party service providers and technologies to operate critical business systems to process confidential and personal information in a variety of contexts, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited. These third-party providers and technologies may not have adequate measures in place, and could experience or cause a cybersecurity incident or data breach that compromises the confidentiality, integrity or availability of the systems or technologies they provide to us or the information they process on our behalf.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. In addition, our agreements with certain customers may require us to notify them in the event of a cybersecurity incident or compromise or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.
If we or our third-party service providers suffer, or are perceived to have suffered, a data breach or other cybersecurity incident, we may experience a loss of customer confidence in the security of our platform and damage to our brand, reduced demand for our products and disruption of normal business operations. Such a circumstance may also require us to spend material resources to investigate, remediate or correct the issue and prevent recurrence, notify regulators, and affected stakeholders, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations, fines, and penalties, and adversely affect our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data. Additionally, as a result of a data breach, compromise or other cybersecurity incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities.
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

A cybersecurity incident, data breach or other compromise may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information or confidential information. A cybersecurity incident, data breach or other compromise could lead to claims by our customers, their end-users, or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us.
Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, and marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation or deceptiveness by the Federal Trade Commission (the “FTC”), state, federal, and foreign regulators, and private litigants.
We enter into agreements with our customers regarding our collection, processing, use, and disclosure of personal information in relation to the products we sell to them. Although we endeavor to comply with these agreements, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third-party service providers. If we fail to detect or remediate a cybersecurity incident, data breach or other compromise in a timely manner, or a cybersecurity incident, data breach or other compromise otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition and results of operations may be materially adversely affected. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity and reputational harm that could adversely affect our business, financial condition, and results of operations.
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
State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements, and we expect that this trend will continue. For example, the California Consumer Privacy Act (the “CCPA”) imposed a number of requirements on covered businesses and gave California residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and created a private right of action for certain data breaches that is expected to increase data breach litigation. In addition, the California Privacy Rights Act (the “CPRA”), which has been in effect since January 1, 2023, imposed additional obligations on companies covered by the CCPA. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. Similar comprehensive privacy laws have been proposed and passed in numerous other states. These comprehensive privacy laws have entered into force in many states, and several more will be entering into force in the coming years. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. These various privacy and security laws may impact our business activities, including our relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.
Other federal laws impose general, broad requirements designed to protect the privacy and security of personally identifiable information. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). In recent years, the FTC has paid increased attention to privacy and data security matters, and we expect them to continue to do so in the future. Further, through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories, with persons affiliated with China, Russia, and other countries of concern.
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
Despite Brexit, the UK GDPR remains largely aligned with EU GDPR. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to application, interpretation, enforcement and administrative burdens. For example, the United Kingdom introduced the Data Reform Bill into the United Kingdom legislative process, which failed. A new Data Use and Access Bill (the “UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the United Kingdom and European Economic Area data protection regimes and threaten the United Kingdom’s adequacy decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk exposure. This lack of clarity on future United Kingdom laws and regulations and their interaction with those of the European Economic Area could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs. We may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework. In addition, European Economic Area Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the European Economic Area.
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
In addition to the GDPR, other European data protection laws require that affirmative opt-in consent is procured to the placement of cookies and similar tracking technologies on users’ devices (other than those that are “strictly necessary” to provide services requested by the user). These requirements may increase our exposure to regulatory enforcement actions, increase our compliance costs and reduce demand for our platform. A new regulation proposed in the EU, which would apply across the European Economic Area, known as the ePrivacy Regulation, may further restrict the use of cookies and other online tracking technologies on which our platform relies, as well as increase restrictions on the types of direct marketing campaigns that our platform enables. It is unclear whether and/or when the draft ePrivacy Regulation will enter into force.
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
Compliance with applicable privacy, data security or data protection requirements, many of which vary across jurisdictions, is a rigorous and time-intensive process, and we may be required to implement costly mechanisms to ensure compliance. The proliferation of privacy, data security, and data protection laws, regulations, policies, and standards increases the likelihood of differences in approaches across jurisdictions. These differences make it difficult to maintain a standardized global privacy program. Creating jurisdiction-specific approaches requires significant time and resources and the associated complexity increases the risk of potential non-compliance. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects.
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
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain and likely to remain uncertain for the foreseeable future, it is possible that these laws, rules, regulations, and other obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our data management practices or the features of our software. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which we may be unable to do in a commercially reasonable manner or at all, and which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, rules, regulations, and other obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, financial condition, results of operations and prospects.
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
We may be subject to potential liability for the activities of our customers on, or in connection with the content or data they store on or send through, our platform. Although our customer terms of use and our acceptable use policy (“AUP”) prohibit, among other things, (1) illegal use of our platform and our products by our customers, (2) the use of our products for certain activities that do not comply with industry standards and guidelines outlined in our AUP, and (3) the use of our products in any manner that would infringe, misappropriate or otherwise violate the intellectual property rights of third parties, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of our terms of use, our AUP, applicable law or the customer’s own policies, which could subject us to liability and/or harm our reputation.
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
Some inbox service providers categorize emails that originate from email marketing platforms as “promotional” and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers and our customers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we or our customers are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. For example, in October 2023, Google and Yahoo announced new email sender requirements that impact customers of email marketing platforms, including our platform. Since February 2024, Google and Yahoo have required bulk senders to authenticate their emails following certain industry standard authentication systems, enable recipients to easily unsubscribe, and ensure they only send wanted emails and stay under a certain spam rate threshold. Our customers that fail to comply with these new requirements may have their emails blocked from reaching their customers by Google or Yahoo and may not be able to effectively use our platform. If we or our customers fail to comply with new inbox service provider requirements, if inbox service providers materially limit or halt the delivery of our customers’ emails, if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, if the open, unsubscribe, spam rates, or other engagement metrics of our customers’ emails or the functionality of our platform are negatively impacted by the actions of inbox service providers to categorize or block emails or new policies or requirements imposed by inbox service providers, or if our customers send fewer emails or send emails to or maintain fewer profiles on our platform as a result of new inbox service provider requirements, then customers may question the effectiveness of our platform and downgrade or cancel their subscriptions. This could harm our business, financial condition, and results of operations.
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
We use open source software in our products, and we expect to continue to incorporate open source software in our products in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open source software, these measures may not always be effective. If we were to combine or link our proprietary software products with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software products and allow others to use it at no cost. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products or put our proprietary source code at risk.
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
Our use of AI technology and the integration of AI technology with our products and services may subject us to increased risk, including security and other risks to our confidential and/or proprietary information, given the emerging nature of AI technology.
We have incorporated, and may continue to incorporate, artificial intelligence technology (“AI Technology”) into our products and services, including our email, SMS, and reviews offerings, and this incorporation of AI Technology in our business and operations may become more significant over time. The use of generative AI, a newer and emerging technology in the early stages of commercial use, may expose us to additional risk, such as damage to our reputation, competitive position, additional costs, and other business, legal and regulatory risks. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI technology use machine learning and other predictive analysis techniques, which can produce inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations produced by AI-powered applications are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected.
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI Technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah, have recently passed laws regulating the use of AI Technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI Technology in order to comply with these laws. Federal regulators have also issued guidance affecting the use of AI Technology in regulated sectors. In addition, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive artificial intelligence law, entered into force on August 1, 2024 and most provisions of the legislation will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. We expect these legislative trends will continue and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to use of AI Technology continues to change, there may be an increase in our operational and development expenses that impact our ability to earn revenue from or utilize certain AI Technology.
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
As the use of AI Technology becomes more prevalent, we anticipate that it will continue to present new or unanticipated legal, reputational, technical, operational, ethical, competitive, and regulatory issues. We expect that our incorporation of AI Technology in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products, services, and features to minimize potentially harmful, unintended or other adverse consequences, to comply with existing and new laws and regulations, to maintain or extend our competitive position, and to address any legal, reputational, technical, operational, ethical, competitive, and regulatory issues that may arise as a result of any of the foregoing. Our vendors may also incorporate AI Technology tools into their offerings, and the providers of these AI Technology tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Bad actors around the world are also using increasingly sophisticated methods, including the use of AI Technology, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Finally, our competitors or other third parties may incorporate AI Technology into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As a result, the challenges presented with our use of AI Technology may result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely affect our business, financial condition, and results of operations.
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
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of macro-economic trends. Additionally, we have a relatively small public float due to the relatively small size of our IPO, and the concentrated ownership of our common stock among our executive officers, directors, and greater than 5% stockholders. As a result of our small public float, our Series A common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. The trading price of our Series A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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

•other events or factors, including those resulting from war (including the Russia-Ukraine conflict and the conflict in the Gaza Strip), incidents of terrorism, public health crises, tariffs, or elections and administration changes, or responses to these events; and
•sales of additional shares of our Series A common stock by us or our stockholders.
In addition, stock markets, and the market for technology companies in particular, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Often, trading prices of many companies have fluctuated in ways unrelated or disproportionate to the operating performance of those companies. In the past, stockholders of these companies have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, and financial condition.
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
The dual series structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Series B common stock, including our directors, executive officers, and their respective affiliates, and limiting or precluding your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval, and that may depress the trading price of our Series A common stock.
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates beneficially own in the aggregate 64.0% of the voting power of our capital stock as of December 31, 2024. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 48.2% and 18.0%, respectively, of our Series B common stock and together 64.3% of our Series B common stock as of December 31, 2024. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
The trading market for our Series A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts cover us, or if industry analysts cease coverage of us, the trading price for our Series A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Series A common stock or publish inaccurate or unfavorable research about our business, our Series A common stock trading price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Series A common stock could decrease, potentially causing our Series A common stock trading price and trading volume to decline.
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
In addition, as of December 31, 2024, we had 25,164,415 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 4,867,692 shares of Series B common stock and 12,553,758 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.

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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Series A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations.
Commencing in the fourth quarter of 2020, we began granting RSUs to employees. RSUs granted under our 2015 Stock Incentive Plan (as amended, “2015 Plan”) prior to our IPO vest upon the satisfaction of both a service condition and a liquidity event condition. In September 2023, we completed our IPO, as a result of which the liquidity event condition was satisfied. Subsequent to the IPO, any unvested RSUs subject to both the service vesting condition and liquidity event vesting condition will vest as the service vesting condition is met over the remaining service period. For the year ended December 31, 2024, stock-based compensation expense recognized for RSUs was $134.4 million. As a public company, our RSUs are currently only subject to service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.
We do not intend to pay dividends on our Series A common stock in the foreseeable future and, consequently, the ability of Series A common stockholders to achieve a return on investment will depend on appreciation in the trading price of our Series A common stock.
We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Series A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
As a public company, we have incurred, and we will continue to incur, significant finance, legal, accounting, and other expenses, including director and officer liability insurance, that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, stock exchange listing requirements, the reporting requirements of the Exchange Act, and other applicable securities rules and regulations impose various requirements on public companies in the United States. Our management and other personnel devote a substantial amount of time to support compliance with these requirements. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and comply with the Sarbanes-Oxley Act and other rules and regulations. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.
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
Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation (“FDIC”) took control and was appointed receiver for each of Silicon Valley Bank (“SVB”), Signature Bank and Silvergate Capital Corp., followed by First Republic Bank in May 2023. Although we are not currently a borrower or party to any financial instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of our future lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, there is no guarantee that the U.S. Department of Treasury, FDIC, and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. Further, if any of our customers, suppliers, or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Our corporate headquarters are located in Boston, Massachusetts, and we have employees elsewhere in the United States. We also have offices in the United Kingdom, Australia, and Ireland. A significant natural disaster, such as an earthquake, fire, or flood, occurring at our headquarters, at one of our other facilities, or where a partner is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our third-party vendors, it could adversely affect the ability of our customers to use our platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
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

None.
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
Our Audit Committee comprises members of our board of directors with extensive experience in the technology sector who have held leadership positions at other publicly listed companies and have expertise in various aspects of our business. Cybersecurity matters are formally raised to our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer through their attendance of Audit Committee meetings. These individuals are also informed of significant events and updates through direct communication from our CISO as needed. We have a process for significant decisions over identified incidents to be escalated to our board of directors for disclosure and oversight.
Our CISO leads our cybersecurity initiatives and is primarily responsible for the assessing, managing, and monitoring of the Company’s cybersecurity risks. Our CISO has over 25 years of experience in the technology sector, including as CISO of other publicly listed technology companies. His knowledge of cybersecurity, compliance, and risk assessment has been leveraged to develop our cybersecurity governance and risk strategy. Our CISO oversees our Security Operations and Trust team, as well as our cybersecurity related programs and matters, which are reported on regularly to our Audit Committee.
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
Our cybersecurity risk assessment program includes a number of components, including monitoring and reviewing relevant intelligence sources to identify potential cybersecurity risk and threats, penetration testing and vulnerability assessments, and audits and maturity assessments. These processes are conducted periodically by both internal and external resources. For example, independent third-party experts and assessors assist with our SOC 2 Type 2 examinations and penetration testing. Our internal audit function also periodically conducts an assessment of different systems to provide our Audit Committee with information on our cybersecurity risk management processes.
We have implemented a process to address identified risks from cybersecurity threats in which our Security Operations and Trust team works in consultation with management and other key stakeholders, as appropriate, to determine the associated risks, potential impact, and the recommended course of action to address those risks. We have an incident response plan that includes escalation procedures for informing management and other key stakeholders. Our process calls for significant incidents and significant cyber risks to be raised to our Audit Committee followed by notification to our board of directors.

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
Item 2. Properties
Our corporate headquarters is located in Boston, Massachusetts, where we currently lease approximately 159,860 square feet pursuant to a lease agreement that expires in 2033. In January 2025, we amended the lease for our corporate headquarters to add approximately 96,744 square feet to the lease. We currently do not occupy the additional space and have excluded this square footage from the total leased space for our corporate headquarters stated above.
We also lease or purchase service memberships to additional facilities in San Francisco, California; Denver, Colorado; London, United Kingdom; Sydney, Australia; and Dublin, Ireland.
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
Holders of Record
As of February 14, 2025, there were 26 holders of record of our Series A common stock. The actual number of shareholders of our Series A common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
As of February 14, 2025, there were 40 holders of record of our Series B common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph shows the cumulative total return to our stockholders between September 20, 2023 (the date that our Series A common stock commenced trading on the New York Stock Exchange) through December 31, 2024 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that (i) $100 was invested in each of our Series A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 20, 2023 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return of Klaviyo, Inc.
$175
$150
$125
$100
$75
$50
$25
$-
9/20/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
KVYO
S&P 500 Index
S&P 500 IT Index

	9/20/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024
KVYO	100	105	85	78	76	108	126
S&P 500 Index	100	97	108	119	124	131	134
S&P 500 Information Technology Index	100	99	115	130	147	150	157
Recent Sale of Unregistered Equity Securities
On October 28, 2024, Shopify partially exercised the Shopify Warrants (as defined below) in cash for 344,381 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.81. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Use of Proceeds from Initial Public Offering of Our Series A Common Stock
On September 19, 2023, our Registration Statement on Form S-1 (File No. 333-274211) relating to our IPO was declared effective by the SEC. There has been no material change in the use of proceeds from our IPO as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 29, 2024.
Issuer Purchase of Equity Securities
None.
Item 6. [Reserved]
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
This section of this Annual Report on Form 10-K discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024, which is incorporated herein by reference. The period‑to‑period comparison of financial results is not necessarily indicative of future results.
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
Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities. This enables business users of any skill level to harness their data in order to send the right message at the right time across email, SMS, and push notifications, more accurately measure and predict performance, and deploy the specific actions and campaigns that drive the highest impact. Our reviews add-on allows our customers to collect product reviews within our platform to provide a seamless experience across the customer lifecycle, and our CDP offering gives customers user-friendly ways to track new types of data, transform and cleanse data, run more advanced reporting and predictive analysis to drive revenue growth, and sync data in to and out of Klaviyo at scale. We focused on marketing automation within eCommerce as our first application use case, and we believe our software is highly extensible across a broad range of functions and verticals. Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. As of December 31, 2024, our platform had efficiently scaled to over 167,000 customers.
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
Our land-and-expand strategy aligns our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails and SMS messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional channels, such as SMS, and additional use cases, such as reviews and our CDP offering, or when their other brands, business units, and geographies start using our platform.

Factors Affecting Our Future Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including the following factors:
Growth in New Customers
Attracting new customers to our platform is a key driver of our revenue growth strategy. We have successfully grown our retail and eCommerce customer base and believe we have significant room to expand within this vertical as well as expand into other industries, including education, events and entertainment, restaurants, wellness, and travel as well as from B2B companies. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing products and capabilities, and the success of our selling and marketing efforts.
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they store and email and SMS messages they send, they move to higher subscription tiers. Second, we cross-sell additional communication channels, such as SMS to customers who started on our platform with our email offering, as well as add-ons, such as reviews and our CDP offering. Finally, we offer our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.
Growth with Larger Customers
When we first launched our platform, we intentionally focused on serving entrepreneurs and SMBs based on the need we saw for a simple and easy-to-use, yet powerful solution for customers in this category, and the large market opportunity within this group of customers. As our customers have scaled and become mid-market companies and larger enterprises themselves, their success with Klaviyo has attracted more interest from similarly sized businesses that are looking to drive better engagement with their consumers. Our ability to continue to move up-market is dependent on a number of factors, including our ability to further adapt our platform to the needs of larger accounts, the effectiveness of our sales team, and pricing.
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. We have already experienced significant growth with international sales outside of the Americas accounting for 32.6% of our revenue for the year ended December 31, 2024. We also continue to expand our product offerings to better serve the international market. As of the date of this Annual Report on Form 10-K, we offer SMS capabilities in more than 15 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish and Italian. We believe that the introduction of additional languages to our platform will increase our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first channel. Since then, we have successfully added other channels, such as SMS and push notifications, as well additional use cases, such as reviews and our CDP offering. In 2024, we also launched Klaviyo AI, a suite of features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement. Our continued success depends on our ability to sustain product and technology innovation to continue delivering value to our customers. As technology and consumer preferences change, we believe that our ability to drive continuous product innovation will be critical to attract and retain customers and drive revenue growth.
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
Expansion into New Industry Verticals and Use Cases
As more customers use our platform, we are seeing organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. While we started with consumer engagement as our initial use case in the retail and eCommerce vertical, we see a large opportunity into other products and verticals. Without an active sales motion, we have attracted customers from verticals other than retail and eCommerce, which indicates the strong interest and applicability of our platform to new verticals. We continue to explore ways to serve these new verticals more intentionally. In the future, we intend to more actively invest in addressing new industry verticals and product use cases.
Key Performance Metrics
Customers. We define a customer as a distinct paid subscription to our platform. A single organization could have multiple discrete contracting divisions or subsidiaries or brands each with paid subscriptions to our platform, which would, in general, constitute multiple distinct customers. In some cases, at the customer’s request, we allow subscriptions under the same parent organization to be consolidated into a single paid subscription in which case such consolidated paid subscriptions would constitute a single customer. We measure our total number of customers as a point-in-time calculation measured as of the end of a particular period. Customers do not include persons or entities that use our platform on a free trial basis.
Customers Generating Over $50,000 of ARR. We calculate our number of customers generating over $50,000 of ARR (as defined below) as those customers that have an average ARR of greater than $50,000 over the prior twelve months (or the entire duration of the customer’s paying relationship, if it is less than twelve months) as of the date of determination. We believe the number of customers generating over $50,000 of ARR is a key performance metric to help investors and others understand and evaluate our results of operations in the same manner as our management team, as it is an indicator of our ability to grow the number of customers that are exceeding this ARR threshold, both from our existing customers expanding their usage of our platform and from our sales to larger customers. We believe this is an important indicator of our ability to continue to successfully move up-market.
As of December 31, 2024, we had 2,850 customers generating over $50,000 of ARR, compared to 1,958 customers generating over $50,000 of ARR as of December 31, 2023, representing growth of 46% year-over-year.
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
As of December 31, 2024 and 2023, our NRR was 108% and 117%, respectively. We implemented a price increase in September 2022, which positively increased revenue growth in 2023. This price increase also impacted the various measures we use to assess our usage and subscription levels based on revenue, such as NRR and our revenue growth rate, and following its implementation, those measures experienced corresponding increases as a result. The decrease in these measures from December 31, 2023 to December 31, 2024 was largely driven by lapping the one year anniversary of this price increase in September 2023.
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
A significant majority of our revenues are derived from sales of subscriptions, which are comprised of fees paid by customers to access our cloud-based software platform for storing first-party consumer data and using it to create and deliver personalized and targeted consumer experiences across digital channels. A small portion of our revenue is currently derived from professional services. For more information on how we recognize our revenues, see Note 2. Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements.
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
We expect our cost of revenue to increase in dollar amount as we continue to invest in our platform infrastructure and support, acquire new customers, and drive existing customers to expand their usage of our platform.
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
Selling and Marketing
Our selling and marketing costs primarily consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation; sales commissions and partnership expenses for revenue sharing agreements, including to Shopify, other commerce platform partners, and agency partners; costs associated with advertising and marketing activities; and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. Sales commissions are considered an incremental cost to obtain contracts with customers and these costs are deferred and amortized over the expected benefit period. On July 28, 2022, we entered into a collaboration agreement and strategic partnership with Shopify pursuant to which we issued warrants to Shopify (the “Shopify Warrants”), in exchange for promotion of our marketing services with customers within the Shopify ecosystem. In accordance with relevant accounting policies, we recognize a prepaid marketing expense in connection with vesting of the Shopify Warrants. This prepaid marketing expense represents the probable future economic benefit being amortized over a seven-year expected benefit period and is recorded based on the fair value of the warrants on the grant date.
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

Research and Development
Our research and development costs primarily consist of employee-related costs associated with research and development staff, including payroll, benefits, bonuses, stock-based compensation, and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. We capitalize a portion of our research and development costs that meet the criteria for capitalization of internal-use software. All other research and development costs are expensed as incurred.
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
The OECD is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Various countries have implemented or are in the process of implementing the legislation, which does not currently apply to us. As additional jurisdictions enact such legislation, we expect our effective tax rate and cash tax payments could increase in future years.

Segments
We operate our business through one reportable segment, as well as one business activity, providing software that brings first-party consumer data together and uses it to create and deliver highly personalized consumer experiences across digital channels.
Results of Operations
The following tables set forth our results of operations for the fiscal years presented and express the relationship of certain line items as a percentage of revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023	2022
($ in thousands)
Consolidated Statements of Operations
Revenue	$937,464	$698,099	$472,748
Cost of revenue(1)	221,305	177,888	128,025
Gross profit	716,159	520,211	344,723
Operating expenses:
Selling and marketing(1)	404,209	394,369	213,848
Research and development(1)	238,459	262,177	104,077
General and administrative(1)	157,569	194,287	81,834
Total operating expenses	800,237	850,833	399,759
Operating loss	(84,078)	(330,622)	(55,036)
Other income (expense):
Other income (expense), net	816	(470)	388
Interest income	39,582	24,051	5,538
Total other income (expense), net	40,398	23,581	5,926
Loss before income taxes	(43,680)	(307,041)	(49,110)
Provision for income taxes	2,462	1,192	83
Net loss	$(46,142)	$(308,233)	$(49,193)

(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$8,917	$24,973	$129
Selling and marketing	40,907	107,954	985
Research and development	50,693	120,184	1,230
General and administrative	34,695	87,688	5,958
Stock-based compensation, net of amounts capitalized	135,212	340,799	8,302
Capitalized stock-based compensation expense	3,555	1,349	—
Total stock-based compensation expense	$138,767	$342,148	$8,302

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations
Revenue	100.0%	100.0%	100.0%
Cost of revenue	23.6	25.5	27.1
Gross profit	76.4	74.5	72.9
Operating expenses:
Selling and marketing	43.1	56.5	45.2
Research and development	25.4	37.6	22.0
General and administrative	16.8	27.8	17.3
Total operating expenses	85.3	121.9	84.6
Operating income (loss)	(8.9)	(47.4)	(11.6)
Other income (expense):
Other income (expense), net	0.1	(0.1)	0.1
Interest income	4.2	3.4	1.2
Total other income (expense), net	4.3	3.3	1.3
Income (loss) before income taxes	(4.6)	(44.0)	(10.4)
Provision for income taxes	0.3	0.2	—
Net loss	(4.9)%	(44.2)%	(10.4)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Revenue	$937,464	$698,099	$239,365	34.3%
Revenue for the year ended December 31, 2024 increased by $239.4 million or 34.3%, to $937.5 million compared to $698.1 million for the year ended December 31, 2023. The increase was primarily due to expansion with existing customers driven by expanded usage of our platform as well as our SMS channel. For the year ended December 31, 2024, sales to existing customers accounted for approximately 54% of the increase in revenue while approximately 46% of the increase in revenue was related to new customers, particularly in the mid-market and outside of the Americas. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Cost of revenue	$221,305	$177,888	$43,417	24.4%
Cost of revenue for the year ended December 31, 2024 increased by $43.4 million or 24.4%, to $221.3 million compared to $177.9 million for the year ended December 31, 2023. This increase was primarily due to an increase of $24.5 million in cloud-based infrastructure costs, $24.2 million in outbound communication sending costs on behalf of our customers, $8.6 million in salaries and personnel expenses as a result of increases in headcount, and $2.8 million in amortization related to capitalized software development costs. The increase was offset by a decrease of approximately $16.1 million in stock-based compensation expense related to the vesting of restricted stock units (“RSUs”) in connection with our IPO in September 2023.
Gross Profit

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Gross profit	$716,159	$520,211	$195,948	37.7%
Gross profit for the year ended December 31, 2024 increased by $195.9 million or 37.7%, to $716.2 million compared to $520.2 million for the year ended December 31, 2023. This increase was primarily due to revenue growth and a decrease in stock-based compensation expense.
Selling and Marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing	$404,209	$394,369	$9,840	2.5%
Selling and marketing expenses for the year ended December 31, 2024 increased by $9.8 million or 2.5%, to $404.2 million compared to $394.4 million for the year ended December 31, 2023. This increase was primarily due to an increase of approximately $51.7 million in salaries and personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $12.7 million in marketing related services, $10.2 million in partnership-related expenses across our ecosystem, and $3.7 million in technology expenses. The increase was offset by a decrease of approximately $67.0 million in stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023 and $2.1 million in restructuring expenses.
Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development	$238,459	$262,177	$(23,718)	(9.0)%
Research and development costs for the year ended December 31, 2024 decreased by $23.7 million or 9.0%, to $238.5 million compared to $262.2 million for the year ended December 31, 2023. This decrease was primarily due to a decrease of approximately $69.5 million in stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023 and $2.6 million in restructuring expenses. The decrease was offset by an increase of approximately $42.2 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $4.5 million in technology expenses, and $1.2 million in professional services.
General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative	$157,569	$194,287	$(36,718)	(18.9)%

General and administrative expenses for the year ended December 31, 2024 decreased by $36.7 million or 18.9%, to $157.6 million compared to $194.3 million for the year ended December 31, 2023. This decrease was primarily due to a decrease of approximately $53.0 million in stock-based compensation expense related to the vesting of RSUs in connection with our IPO in September 2023 and a $6.1 million release in reserves due to tax filings in international jurisdictions. The decrease was offset by an increase of approximately $10.4 million in salaries and personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $6.6 million in payment processing fees, $3.6 million in professional expenses, primarily attributed to expenses incurred to operate as a public company, and $2.2 million in technology expenses, primarily attributed to an increase in licenses as a result of the aforementioned increases in headcount.
Other Income

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Other income (expense), net	$816	$(470)	$1,286	(273.6)%
Other income for the year ended December 31, 2024 increased by $1.3 million or 273.6%, to $0.8 million compared to $(0.5) million for the year ended December 31, 2023. This increase was primarily due to favorable foreign exchange fluctuations.
Interest Income

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$39,582	$24,051	$15,531	64.6%
Interest income for the year ended December 31, 2024 increased by $15.5 million or 64.6%, to $39.6 million compared to $24.1 million for the year ended December 31, 2023. This increase was primarily due to an increase in interest rates, greater cash balances due to our IPO, and the volume of newly opened interest-bearing accounts, including money market funds, as part of our diversified cash management strategy.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Provision for income taxes	$2,462	$1,192	$1,270	106.5%
Income tax expense for the year ended December 31, 2024 increased by $1.3 million or 106.5% to $2.5 million compared to $1.2 million for the year ended December 31, 2023. The increase was primarily due to the increase in profits before taxes in our international entities and an increase in our U.S. taxable income.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through December 31, 2024, we have financed our operations primarily through sales of equity securities and payments received from our customers. In September 2023, we completed our IPO, which resulted in aggregate cash proceeds of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions and $7.4 million in offering-related expenses.
As of December 31, 2024, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $882.6 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $278.2 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of December 31,
	2024	2023
($ in thousands)
Cash	$881,473	$738,562
Restricted cash, current(1)	375	409
Accounts receivable, net of allowance for doubtful accounts	43,095	23,076
Deferred contract acquisition costs	20,544	15,198
Prepaid expenses and other current assets	34,262	26,244
Accounts payable	14,579	13,597
Accrued expenses	99,828	62,838
Operating lease liabilities	20,989	14,081
Deferred revenue	64,497	40,100
Total Working Capital	$779,856	$672,873
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

	Year Ended December 31,
	2024	2023
($ in thousands)
Net cash provided by (used in)
Operating activities	$165,955	$119,371
Investing activities	(17,226)	(9,358)
Financing activities	(5,799)	242,728
Net increase in cash, cash equivalents, and restricted cash	$142,930	$352,741
Cash, cash equivalents, and restricted cash, beginning of period	739,657	386,916
Cash, cash equivalents, and restricted cash, end of period	$882,587	$739,657

Operating Activities
Net cash provided by operating activities of $166.0 million for the year ended December 31, 2024 was primarily attributable to a net loss of $46.1 million adjusted for non-cash charges of $239.8 million and net cash outflows of $27.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $135.2 million of stock-based compensation expense, $52.9 million of prepaid marketing expense amortization, $19.8 million of deferred contract acquisition cost amortization, $17.7 million of depreciation and amortization expense, and $12.7 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $34.4 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from our increase in revenues, a $20.8 million increase in accounts receivable due to an increase in customer billings, a $17.3 million increase in prepaid expenses and other noncurrent assets, and a $16.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations. The cash outflow was offset by cash inflows primarily from a $36.3 million net increase in accrued expenses and accounts payable due to timing of vendor payments and introduction of the company-wide bonus program and a $24.4 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash provided by operating activities of $119.4 million for the year ended December 31, 2023 was primarily attributable to a net loss of $308.2 million adjusted for non-cash charges of $433.5 million and net cash outflows of $5.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $340.8 million of stock-based compensation expense, $52.9 million of prepaid marketing expense amortization, $15.8 million of deferred contract acquisition cost amortization, $13.7 million of depreciation and amortization expense, and $13.0 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $26.9 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from our increase in revenues, a $15.2 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and a $12.9 million increase in accounts receivable due to an increase in customer billings. The cash outflow was offset by cash inflows primarily from a $31.2 million net increase in accrued expenses and accounts payable due to timing of vendor payments and the implementation of a company-wide sabbatical program and a $15.0 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $17.2 million for the year ended December 31, 2024 consisted of $11.3 million of capitalized software costs and $5.9 million purchases of property and equipment.
Net cash used in investing activities of $9.4 million for the year ended December 31, 2023 consisted of $5.7 million of capitalized software costs and $3.7 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $5.8 million for the year ended December 31, 2024 primarily consisted of approximately $23.7 million used for the payment of employee tax obligations related to the vesting of stock-based compensation awards offset by $9.7 million of proceeds from the exercise of stock options and $8.1 million of proceeds from the employee stock purchase plan.
Net cash provided by financing activities of $242.7 million for the year ended December 31, 2023 primarily consisted of approximately $320.1 million of our IPO proceeds net of issuance costs and $4.2 million of proceeds from the exercise of common stock options offset by $81.6 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of December 31, 2024 were $57.2 million, with $21.5 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of December 31, 2024 were $225.5 million, with $102.5 million payable within 12 months.
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
Our SaaS subscription agreements with customers offer personalized email and SMS marketing services through a cloud-based software platform, as well as add-ons, such as reviews and our CDP offering. Subscription fees are generated from customers accessing our hosted platform services and our subscription agreements do not provide our customers with the right to take possession of our software. Contractual subscriptions for customers generally auto-renew on either a monthly, quarterly, or annual basis, and customers may elect not to renew by providing at least five days’ advance notice for contracts on a monthly billing cycle and thirty days’ advance notice for contracts with any other billing cycles. Subscription pricing is determined based on a customer’s profile count and monthly messaging quantities based on a tiered pricing structure and is considered fixed. Variable consideration in our contracts is not material but represents the overage charges incurred by customers who exceed their allotments.
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
The revenue sharing agreement was entered into in connection with, and the Shopify Warrants were issued in exchange for, compensation for marketing services that we will receive from Shopify under the collaboration agreement. We have estimated the fair value of the Shopify Warrants on the date of issuance using the Black-Scholes option pricing model. The Black-Scholes option pricing model uses assumptions that are based upon estimates made by management. The key assumptions used to value the Shopify Warrants include the fair value of the common stock, a dividend yield of zero, contractual term of 10 years, volatility of 55.00%, and a risk-free rate of 2.85%. We estimate the volatility based upon an average historical volatility of several peer public companies over a period equivalent to the term of the Shopify Warrants. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the Shopify Warrants. Expected dividend yield is 0.0% as we have not paid and do not anticipate paying dividends on our common stock. We recognize a prepaid marketing expense asset associated with the Shopify Warrants over a straight-line five-year vesting period. Pursuant to the common stock warrant agreement, upon our IPO, 25% of the total number of warrants were accelerated, and the remaining unvested portion vests quarterly over the remaining vesting term. The prepaid marketing expense asset is amortized into selling and marketing expense on a straight-line basis over the expected benefit period, which we determine to be the seven-year term of the collaboration agreement as the core activities and deliverables of the collaboration agreement will remain in place for seven years and Shopify does not have the right to terminate the collaboration agreement for convenience.
Under the stock purchase agreement, we issued and sold shares of common stock to Shopify and provided an investment option which allows Shopify to purchase additional shares of common stock at a fixed price, exercisable at any time at Shopify’s option until July 28, 2030. We determined that the purchase price equals the fair market value of the instruments issued as Shopify was an outside investor at the time we entered into the stock purchase agreement and the purchase represented an arms-length transaction. Further, the fair value of the instruments was substantiated through a probability weighted expected return method analysis as part of common stock valuations performed at the time the agreement was entered into. The common stock and investment option are classified as equity on our Consolidated Balance Sheets. We do not recognize marketing expense associated with these instruments as they are freestanding from the other agreements entered into with Shopify and were issued at fair market value.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, directors, and non-employee awards as well as secondary market transactions, is measured and recognized in the consolidated financial statements based on fair value. Pursuant to our 2015 Plan, we have issued stock options, RSUs, and restricted stock awards (“RSAs”); however, all equity grants issued subsequent to our IPO are made pursuant to our 2023 Stock Option and Incentive Plan (“2023 Plan”), which was approved by our board of directors effective as of September 19, 2023. During the year ended December 31, 2024, stock-based compensation awards issued were in the form of RSUs subject to only service-based vesting conditions under our 2023 Plan. During the year ended December 31, 2023, stock-based compensation awards issued were in the form of RSUs subject to both service-based and performance-based vesting conditions under our 2015 Plan and RSUs subject to only service-based vesting conditions under our 2023 Plan.
Stock-based compensation awards that contain only service-based vesting conditions are recognized as expense, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. In addition to service requirements, RSUs granted under our 2015 Plan prior to our IPO are subject to a performance-based vesting condition, which we have concluded represents a performance condition. Fair value of such awards is measured on the grant date and recognized over the vesting term when the performance condition is considered probable of being achieved. This performance condition was achieved when our registration statement on Form S-1 filed with the SEC in connection with our IPO became effective on September 19, 2023. Compensation expense for these awards with both service-based and performance-based vesting conditions is expensed under the accelerated attribution method, which includes a cumulative catch up recorded upon the satisfaction of the performance-based vesting condition for services that had been completed as of the satisfaction of the performance-based vesting condition. The remaining expense for these awards is being recognized using the accelerated attribution method over the remaining service period.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations within the United States and several international jurisdictions, and are exposed to market risk in the ordinary course of our business. Market risk is the risk of loss that may impact our financial position, future earnings, or future cash flows that may result from changes in financial market prices and rates. Our market risk is primarily a result of fluctuations in interest rates and inflation. We do not use derivative financial instruments for speculative, hedging, or trading purposes, although in the future we might enter into exchange rate hedging arrangements to manage the risks described below.
Interest Rate Risk
We had cash of $882.6 million as of December 31, 2024, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2024, we had no debt, and therefore no potential market risk for interest expense.
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
Our operating expenses are denominated in the currencies of the countries in which our operations are located. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar would not have a material impact on our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Klaviyo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Klaviyo, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in redeemable common stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s revenue is comprised primarily of subscription fees made up of a large volume of low-dollar subscription transactions, sourced from various applications and supporting databases. The processing and recording of revenue is highly automated and is based on the contractual terms with customers. Because of the nature of the Company’s subscription fees, the Company uses automated systems to process and record its revenue transactions.
Given the Company’s systems to process and record revenue are highly automated, auditing revenue is complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (“IT”) necessary to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems that process revenue transactions included the following procedures, among others:
•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls over the Company’s relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.
•We created data visualizations to evaluate recorded revenue and evaluate trends in the transactional revenue data.
•For a sample of revenue transactions, we compared the recorded revenue to source documents and tested the accuracy of the recorded revenue.
•For the revenue billed through a payment processor, we tested the reconciliation of the recorded revenue to total cash received during the year.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 19, 2025

We have served as the Company’s auditor since 2020.

Klaviyo, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	As of,
	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$881,473	$738,562
Restricted cash	375	409
Accounts receivable, net of allowance for doubtful accounts	43,095	23,076
Deferred contract acquisition costs, current	20,544	15,198
Prepaid expenses and other current assets	34,262	26,244
Total current assets	979,749	803,489

Property and equipment, net	48,200	43,450
Right-of-use assets, net	42,917	36,987
Deferred contract acquisition costs, non-current	32,527	23,177
Restricted cash, non-current	739	686
Prepaid marketing expense	153,346	173,844
Other non-current assets	15,830	7,417
Total assets	$1,273,308	$1,089,050

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,579	$13,597
Accrued expenses	99,828	62,838
Lease liabilities, current	20,989	14,081
Deferred revenue	64,497	40,100
Total current liabilities	199,893	130,616

Lease liabilities, non-current	32,449	37,498
Other non-current liabilities	6,979	6,159
Total liabilities	239,321	174,273

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 and 100,000,000 shares authorized; 0 and 0 shares issued; 0 and 0 shares outstanding at December 31, 2024 and 2023, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 and 3,000,000,000 shares authorized; 88,956,301 and 40,841,834 shares issued and outstanding at December 31, 2024 and 2023, respectively.	89	41
Series B common stock: $0.001 par value; 350,000,000 and 350,000,000 shares authorized; 183,801,332 and 218,524,009 shares issued and outstanding at December 31, 2024 and 2023, respectively.	184	219
Additional paid-in capital	1,878,899	1,713,560
Accumulated deficit	(845,185)	(799,043)
Total stockholders’ equity	1,033,987	914,777

Total liabilities and stockholders’ equity	$1,273,308	$1,089,050
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022

Revenue	$937,464	$698,099	$472,748
Cost of revenue	221,305	177,888	128,025
Gross profit	716,159	520,211	344,723
Operating expenses:
Selling and marketing	404,209	394,369	213,848
Research and development	238,459	262,177	104,077
General and administrative	157,569	194,287	81,834
Total operating expenses	800,237	850,833	399,759
Operating loss	(84,078)	(330,622)	(55,036)
Other income (expense):
Other income (expense)	816	(470)	388
Interest income	39,582	24,051	5,538
Total other income	40,398	23,581	5,926
Loss before income taxes	(43,680)	(307,041)	(49,110)
Provision for income taxes	2,462	1,192	83
Net loss	(46,142)	(308,233)	(49,193)
Comprehensive loss	$(46,142)	$(308,233)	$(49,193)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.17)	$(1.27)	$(0.21)
Weighted average common shares outstanding, basic and diluted	266,336,826	242,889,272	229,857,206

The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance as of January 1, 2022	64,046,223	$2,566,332	—	$—	161,756,287	$162	$—	$(2,236,226)	$(2,236,064)
Issuance of common stock upon exercise of common stock options	—	—	—	—	1,551,963	2	1,632	—	1,634
Accretion of redeemable common stock to redemption value	—	(1,034,479)	—	—	—	—	1,034,479	—	1,034,479
Issuance of common stock, net of issuance costs of $307	—	—	—	—	2,951,846	3	69,117	—	69,120
Issuance of investment option, net of issuance costs of $135	—	—	—	—	—	—	30,438	—	30,438
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	4,526,157	4	41	—	45
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	106,455	—	106,455
Stock-based compensation expense	—	—	—	—	—	—	6,802	—	6,802
Vesting of restricted common stock	—	—	—	—	35,727	—	101	—	101
Vesting of restricted stock units	—	—	—	—	33,333	—	—	—	—
Net loss	—	—	—	—	—	—	—	(49,193)	(49,193)
Balance as of December 31, 2022	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)
Issuance of common stock upon exercise of common stock options	—	—	—	—	2,419,308	3	4,141	—	4,144
Issuance of common stock upon vesting of restricted stock units	—	—	27,250	—	7,179,136	7	(7)	—	—
Accretion of redeemable common stock to redemption value	—	399,685	—	—	—	—	(399,685)	—	(399,685)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	6,051,285	6	56	—	62
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	142,326	—	142,326
Stock-based compensation expense	—	—	—	—	—	—	342,148	—	342,148
Vesting of restricted common stock	—	—	—	—	26,795	—	75	—	75
Issuance of common stock in connection with Initial Public Offering, net of underwriters’ discounts, commissions and offering costs of $25,135	—	—	11,507,693	12	—	—	320,084	—	320,096
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	(11,874)	(1)	(2,735,286)	(2)	(81,508)	—	(81,511)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	27,548,447	28	(27,548,447)	(28)	—	—	—
Conversion of Series B common stock to Series A common stock upon exercise of greenshoe option	—	—	1,770,318	2	(1,770,318)	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(308,233)	(308,233)
Balance as of December 31, 2023	—	$—	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (cont.)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance as of December 31, 2023	—	$—	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	—	—	6,567,334	7	9,705	—	9,712
Issuance of common stock upon vesting of restricted stock units	—	—	1,663,016	2	4,176,480	4	(6)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	1,377,528	1	13	—	14
Issuance of common stock under the employee stock purchase plan	—	—	387,773	—	—	—	8,125	—	8,125
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	32,399	—	32,399
Stock-based compensation expense	—	—	—	—	—	—	138,767	—	138,767
Tax withholdings on settlement of stock-based awards	—	—	(139,996)	—	(640,345)	(1)	(23,664)	—	(23,665)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	46,203,674	46	(46,203,674)	(46)	—	—	—
Net loss	—	—	—	—	—	—	—	(46,142)	(46,142)
Balance as of December 31, 2024	—	$—	88,956,301	$89	183,801,332	$184	$1,878,899	$(845,185)	$1,033,987
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(46,142)	$(308,233)	$(49,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,717	13,651	9,040
Non-cash operating lease costs	12,682	12,997	11,831
Amortization of deferred contract acquisition costs	19,752	15,764	10,613
Amortization of prepaid marketing expense	52,897	52,897	22,040
Loss on disposal of property and equipment	235	6	—
Bad debt expense	741	524	734
Stock-based compensation expense	135,212	340,799	6,802
Deferred income tax	559	(3,229)	—
Other	10	118	75
Changes in operating assets and liabilities:
Accounts receivable	(20,761)	(12,877)	(5,164)
Deferred contract acquisition costs	(34,448)	(26,941)	(20,195)
Prepaid expenses, prepaid taxes, and other assets	(17,296)	(2,375)	(5,180)
Accounts payable	113	4,505	(21,115)
Accrued expenses	36,169	26,666	15,377
Deferred revenue	24,397	14,991	10,017
Operating lease liabilities	(16,722)	(15,197)	(9,272)
Other non-current liabilities	840	5,305	38
Net cash provided by (used in) operating activities	165,955	119,371	(23,552)

Investing activities
Acquisition of property and equipment	(5,921)	(3,653)	(15,821)
Capitalization of software development costs	(11,305)	(5,705)	(2,424)
Acquisition of business	—	—	(500)
Net cash used in investing activities	(17,226)	(9,358)	(18,745)

Financing activities
Proceeds from exercise of common stock options	9,741	4,216	1,718
Cash paid for finance leases	(19)	(21)	(21)
Proceeds from exercise of warrants	14	62	45
Proceeds from issuance of common stock, net of issuance costs	—	—	99,558
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	320,096	—
Employee taxes paid related to net share settlement of stock-based awards	(23,665)	(81,625)	—
Proceeds from employee stock purchase plan	8,130	—	—
Net cash (used in) provided by financing activities	(5,799)	242,728	101,300

Net increase in cash, cash equivalents, and restricted cash	142,930	352,741	59,003
Cash, cash equivalents, and restricted cash, beginning of period	739,657	386,916	327,913
Cash, cash equivalents, and restricted cash, end of period	$882,587	$739,657	$386,916

Klaviyo, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$4,691	$283	$204
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$32,399	$142,326	$106,455
Vesting of restricted common stock	$—	$75	$101
Accretion of common stock subject to redemption	$—	$(399,685)	$1,034,479
Unpaid purchases of property and equipment	$2,158	$472	$44
Reclassification of redeemable common stock to Series B common stock	$—	$1,931,538	$—
Capitalization of stock-based compensation expense related to internal-use software	$3,555	$1,349	$—
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
The Company is headquartered in Boston, Massachusetts and was incorporated in the state of Delaware on September 14, 2012. The Company has several wholly-owned subsidiaries in the United States and international jurisdictions.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful accounts, determination of revenue recognition under ASC 606, Revenue from Contracts with Customers (“ASC 606”), estimated benefit period of deferred contract acquisition costs, estimated life of prepaid marketing expense, and historical valuation of common stock and stock-based compensation, including fair value of the investment option and warrants.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources and evaluate financial performance is the Company’s consolidated net income, as reported in the Consolidated Statements of Operations and Comprehensive Loss. Net income is used to plan and forecast for future periods, design and implement key marketing strategies, expand into new markets, and launch new products. Significant expense categories regularly provided to the CODM are those disclosed in the Consolidated Statements of Operations and Comprehensive Loss.
Information related to the geographical distribution of the Company’s revenues and long-lived assets is disclosed in Note 14. Segment Information and Geographic Data.

Revenue Recognition
The Company provides a SaaS solution for personalized email and SMS marketing services through a cloud-based analytics platform. The core functionalities of the software are segmentation of users’ customer lists to facilitate targeted messaging via email, SMS, and push messaging, and the use of data science and analytics to evaluate historical sales and predict consumer activity. Revenues are derived primarily from subscription revenues, which are comprised of subscription fees from customers accessing its hosted platform services for targeted messaging.
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
Sales and VAT taxes collected from customers and remitted to government authorities are excluded from revenue. The Company incurs fees based on transaction volume and dollars processed through its credit card processor which are

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
classified as general and administrative expense. Through the Company’s credit card processor, all receivables related to credit cards are collected within three business days.

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
The Company generally bills its subscription customers in advance of their subscription term. Revenue that is expected to be recognized during future periods is recorded as deferred revenue.

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
As of December 31, 2024 and 2023, deferred contract acquisition costs expected to be recognized within one year were $20.5 million and $15.2 million, respectively, and deferred contract acquisition costs expected to be recognized beyond one year were $32.5 million and $23.2 million, respectively.

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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
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
The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of the Company’s platform, nor does Shopify provide any services on the Company’s behalf. During the years ended December 31, 2024 and 2023, the Company incurred $27.4 million and $21.9 million, respectively, related to fees paid under the revenue sharing agreement. During the year ended December 31, 2022, the Company incurred an aggregate of $16.2 million fees paid to Shopify pursuant to revenue sharing arrangements, inclusive of $7.7 million paid to Shopify pursuant to the terms of the Shopify revenue sharing agreement and $8.5 million paid to Shopify pursuant to the terms of the Company’s prior agreement with Shopify that was in place prior to, and replaced by, the Shopify revenue sharing agreement. As of December 31, 2024 and 2023, the Company had $2.6 million and $4.5 million, respectively, in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement.
As consideration for the collaboration agreement, the Company also issued warrants that allow Shopify to purchase up to 15,743,174 shares of common stock at a price of $0.01 per share, of which 25% of the warrants vested on the grant date on July 28, 2022, and the remaining 75% of the warrants vest quarterly over the remaining 5 year period. The aggregate grant date fair value of the warrants was $370.3 million and is being capitalized to prepaid marketing expense as the warrants vest. The prepaid marketing expense asset is amortized into selling and marketing expense on a straight-line basis over the expected benefit period, which is the 7 year term of the collaboration agreement.
Pursuant to the common stock warrant agreement, upon the Company’s initial public offering (“IPO”) in September 2023, 25% of the total number of warrants were accelerated, and the remaining unvested portion vests quarterly over the remaining term. Specifically, the vesting associated with 3,935,793 of the outstanding warrants was accelerated resulting in an increase to prepaid marketing expense of $92.6 million. During the years ended December 31, 2024 and 2023, the Company capitalized prepaid marketing expense of $32.4 million and $142.3 million related to the vested warrants, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recorded marketing expense of $52.9 million, $52.9 million and $22.0 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of December 31, 2024 and 2023, the Company’s prepaid marketing expense were $153.3 million and

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
$173.8 million, respectively. As of December 31, 2024, there was $242.4 million of unrecognized marketing expense related to the warrants that will be recognized over 4.6 years. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion of the warrants.
On June 24, 2022, the Company entered into a stock purchase agreement with Shopify. On the closing date of July 28, 2022, Shopify purchased 2,951,846 shares of common stock for $33.88 per share. The stock purchase agreement gives Shopify the right to purchase 15,743,174 additional shares of common stock for $88.93 per share (the “Investment Option”). The common stock and Investment Option were determined to be freestanding financial instruments purchased at fair value and were accounted for separately from the collaboration agreement, revenue sharing agreement, and common stock warrant agreement. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion of the common stock purchase and Investment Option.

Research and Development Costs
Research and development costs are expensed as incurred, unless they qualify as capitalized internal-use software development costs. Research and development costs consist primarily of personnel-related expenses associated with the Company’s research and development staff, including payroll, benefits, bonuses, and stock-based compensation.

Advertising Costs
Advertising costs are expensed as incurred. During the years ended December 31, 2024, 2023 and 2022, the Company incurred advertising expenses, which are included within selling and marketing expenses on the Consolidated Statements of Operations and Comprehensive Loss, in the amount of $45.9 million, $41.6 million, and $40.3 million, respectively.

Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under stock compensation plans, which are described in more detail in Note 12. Stock-Based Compensation.
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
RSUs granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) are subject to both service-based and performance-based vesting conditions, whereby the performance condition is satisfied upon occurrence of a liquidity event. Upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC in connection with its IPO in September 2023, the performance vesting condition was satisfied and cumulative compensation cost was recognized using the accelerated attribution method. Compensation costs continue to be recognized under this method as the RSUs vest over the remaining service period. Generally, 2015 Plan awards vest or are exercisable into shares of Series B common stock and are immediately reclassified to shares of Series A common stock based upon the employee’s conversion election made at the time of the Company’s IPO. The fair value of each RSU grant is calculated based on the estimated fair value of the Company’s common stock on the date of grant, or, if modified, the date of modification.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Rights granted to employees to purchase shares of Series A common stock under the Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) are subject to service-based vesting conditions only. Compensation costs related to the ESPP are recognized using the straight-line method over the service period of the award. The fair value of the estimated shares of Series A common stock to be purchased is computed as the sum of (a) 15% purchase discount off the grant date quoted trading price of the Company’s Series A common stock and (b) the fair value of the look-back feature of the Company’s Series A common stock on the grant date which consists of a call option on 85% of a share of Series A common stock and a put option on 15% of a share of Series A common stock.
Redeemable Common Stock

Redeemable common stock represents shares of the Company’s common stock that were redeemable at the option of the investor after a specified date. The initial carrying amount of redeemable common stock is equal to the respective issuance date fair value of the common stock subject to redemption, less issuance costs. The carrying amount is adjusted to equal the redemption value, which is equal to the fair value of a single share of common stock at the end of each reporting period. The carrying amount is subject to a floor equal to the initial carrying amount. The resulting changes in the redemption value are recorded with corresponding adjustments against retained earnings, if available, additional paid-in capital or accumulated deficit. Redeemable common stock is classified outside of permanent equity on the Consolidated Balance Sheets as the redemption option was outside of the Company’s control. As the redemption feature applicable to certain shares of the Company’s common stock was terminated upon the Company’s IPO, all shares of the Company’s redeemable common stock converted into 64,046,223 shares of Series B common stock upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC on September 19, 2023. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion.

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
As of December 31, 2024, the liability for income taxes associated with uncertain tax positions was $1.3 million. As of December 31, 2023, the Company had no recorded liabilities for uncertain tax positions and had no accrued interest or penalties related to uncertain tax positions.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $1.0 million and $1.5 million as of December 31, 2024 and 2023, respectively. The allowance for doubtful accounts is established to represent the Company’s best estimate of the net realizable value of the outstanding amount of receivables that it will be unable to collect. The development of the Company’s allowance for doubtful accounts is based on a review of factors such as the customer’s payment history, historical loss patterns, the general economic climate, age, and past due status of invoices. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

The allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the period	$1,479	$2,253	$1,917
Provisions for uncollectible accounts, net of recoveries	349	28	1,224
Write offs	(798)	(802)	(888)
Balance at end of the period	$1,030	$1,479	$2,253
Accounts receivable is shown inclusive of unbilled accounts receivable of $1.7 million and $1.8 million as of December 31, 2024 and 2023, respectively. The unbilled accounts receivable is made up entirely of overages incurred by customers who have exceeded their subscription allotment as of period end but are not yet due for their period end billing.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had cash equivalents of $278.2 million and $314.5 million, respectively, in money market funds.
As of December 31, 2024 and 2023, the Company had a current restricted cash balance of $0.4 million and $0.4 million, respectively. As of December 31, 2024 and 2023, the Company had a non-current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash at December 31, 2024 and 2023 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	December 31, 2024	December 31, 2023
Cash and cash equivalents	$881,473	$738,562
Restricted cash - current	375	409
Restricted cash - non-current	739	686
Total cash, cash equivalents, and restricted cash	$882,587	$739,657

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Concentrations of Credit Risk, Significant Customers, and Vendors
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, restricted cash, and accounts receivable.
The Company maintains its cash and restricted cash at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and 2023, the Company’s primary operating accounts significantly exceeded federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Significant concentrations of credit risk constitute customers that represent 10% or more of accounts receivable. As of December 31, 2024 and 2023, no individual customer accounted for more than 10% of accounts receivable. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the years ended December 31, 2024, 2023, and 2022.
The Company had certain vendors who individually represented 10% or more of the Company’s total vendor expenditures. For the year ended December 31, 2024, three vendors represented 17%, 16%, and 12% of total vendor expenditures. For the year ended December 31, 2023, three vendors represented 19%, 14%, and 12% of total vendor expenditures. For the year ended December 31, 2022, two vendors represented 19% and 13% of total vendor expenditures.
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

Office equipment	5 years
Computer equipment	3 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Lesser of lease term or useful life
Asset retirement cost	Lesser of lease term or 5 years
Asset Retirement Obligations (“ARO”)
As part of the build out of the Company’s headquarters in Boston, Massachusetts, the Company built an internal staircase connecting multiple floors. This staircase required the removal of ground space to connect the floors. The lease agreement requires the Company to incur the costs required to restore the leased space to its original condition. During fiscal year 2020, on the lease commencement date, the Company established an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of a lease and to

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
return the space to its original condition. The asset associated with the ARO is amortized over the lease term or 5 years to operating expense, and the ARO is accreted to the end of lease obligation value over the same term. The ARO established by the Company is described in more detail in Note 5. Property and Equipment, Net.
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
Costs capitalized as internal-use software development costs include eligible salaries, stock-based compensation, and other compensation-related costs of employees incurred in developing new features and enhancements when the costs will result in additional functionality. Capitalized internal-use software development costs are amortized on a straight-line basis over their estimated useful life of 3 years. Computer software development costs that do not qualify for capitalization are expensed as incurred.
Capitalization begins when the preliminary project stage is complete, management authorizes and commits to the funding of the software project with appropriate authority, it is probable the project will be completed, the software will be used to perform the functions intended, and certain functional and quality standards have been met.

Leases
The Company determines whether an arrangement contains a lease at inception. At the commencement date, the Company will perform the classification tests to determine whether its leases are operating or financing and recognize the related lease liability and right-of-use (“ROU”) asset. The Company, as the lessee, recognizes on the Consolidated Balance Sheets a liability to make lease payments and an ROU asset representing the right to use the underlying asset for both finance and operating leases with a lease term longer than twelve months. Lease liabilities and their corresponding ROU assets are recognized based on the present value of unpaid lease payments over the expected lease term.
The Company has elected the following practical expedients: (1) not to separate lease and non- lease components for all asset classes and (2) not to recognize leases with a term of 12 months or less at commencement on the Consolidated Balance Sheets for all asset classes. If there is a change in the Company’s assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the Consolidated Balance Sheets.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar (“USD”). In certain instances, the Company enters into transactions that are denominated in a currency other than the USD. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the USD are adjusted to USD using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation gains and losses were immaterial for the periods presented. Foreign currency transaction gains were $1.0 million for the year ended December 31, 2024. The Company recognized an immaterial foreign currency transaction loss for the year ended December 31, 2023 and an immaterial foreign currency transaction gain for the year ended December 31, 2022.

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

Impairment of Long-Lived Assets

The Company periodically evaluates all long-lived assets or asset groups for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset. There was no impairment recorded during the years ended December 31, 2024, 2023, and 2022.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024, with no material impact to its consolidated financial statements and disclosed accordingly within the Segment Information section of Note 2. Summary of Significant Accounting Policies and Note 14. Segment Information and Geographic Data.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new guidance requires additional disclosure related to the disaggregation of income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
There are no other new accounting pronouncements that have been issued that would have a material impact on the Company's financial position or results of operations.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
3. Revenue Recognition
Disaggregation of Revenue
The Company provides disaggregation of revenue based on geographic region in Note 14. Segment Information and Geographic Data.
Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of the period	$40,100	$25,109
Plus: Billings during the period	961,861	713,090
Less: Revenue recognized during the period	(937,464)	(698,099)
Balance at end of the period	$64,497	$40,100
For the years ended December 31, 2024 and 2023, revenue recognized from amounts included in deferred revenue at the beginning of the period was $40.1 million and $25.1 million, respectively.

Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of December 31, 2024, the Company’s remaining performance obligations are $154.5 million, of which $145.2 million is expected to be recognized within the next twelve months and $9.3 million is expected to be recognized during a period greater than twelve months.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$278,235	$—	$—	$278,235
Total	$278,235	$—	$—	$278,235

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$314,511	$—	$—	$314,511
Total	$314,511	$—	$—	$314,511

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2024 and 2023, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of December 31, 2024 and 2023, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term maturities.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	December 31, 2024	December 31, 2023
Capitalized internal-use software	$26,698	$11,682
Office equipment	4,841	3,633
Computer equipment	7,027	2,939
Furniture and fixtures	8,052	7,242
Leasehold improvements	46,062	45,768
Construction-in-progress	124	78
Asset retirement cost	643	643
Total property and equipment	93,447	71,985
Less accumulated depreciation and amortization	(45,247)	(28,535)
Total property and equipment, net	$48,200	$43,450

In the years ended December 31, 2024, 2023, and 2022, depreciation and amortization expense related to property and equipment was approximately $17.7 million, $13.7 million, and $8.9 million, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $14.9 million, $7.0 million, and $2.4 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $4.6 million, $1.8 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization expense is included in cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss.
The asset retirement obligation is included in other non-current liabilities on the Consolidated Balance Sheets. Asset retirement obligation activity is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$761	$722
Additions	—	—
Accretion	41	39
Ending balance	$802	$761

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	December 31, 2024	December 31, 2023
Accrued compensation and employee related costs	$53,652	$25,644
Accrued sabbatical	3,233	3,394
Accrued value added tax	1,000	7,530
Other accrued taxes	7,055	6,830
Accrued cost of revenue	18,216	6,656
Accrued professional services	3,475	3,605
Accrued marketing	8,739	6,374
Other accrued expenses	4,458	2,805
Total accrued expenses	$99,828	$62,838

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancellable contractual obligations outstanding with marketing vendors and various service providers. Future minimum payments under the Company’s non-cancellable purchase commitments as of December 31, 2024, are presented in the table below (in thousands):

Year Ending December 31,	Contractual Commitments
2025	$102,514
2026	78,820
2027	44,094
2028	48
2029	—
Total Contractual Commitments:	$225,476
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at December 31, 2024 and 2023, the Company has not incurred any costs for guarantees or indemnities.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
8. Leases

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$12,682	$12,618	$12,091
Short-term lease cost	178	630	121
Financing lease cost	19	21	21
Total lease cost	$12,879	$13,269	$12,233

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of,
	December 31, 2024	December 31, 2023
Operating lease ROU assets	$42,917	$36,987
Operating lease liabilities, current	20,989	14,081
Operating lease liabilities, non-current	32,449	37,498
Total lease liabilities	$53,438	$51,579

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating lease liabilities, net of tenant incentives received	$16,722	$15,197	$9,272
ROU assets recognized for new leases and amendments (non-cash)	$17,039	$1,299	$3,452
Other information related to leases is as follows:

	As of,
	December 31, 2024	December 31, 2023
Weighted average remaining lease term	2.8 years	4.1 years
Weighted average discount rate	5.13%	4.97%

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Future undiscounted annual cash flows for the Company’s operating leases as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2025	$21,498
2026	19,838
2027	12,692
2028	3,205
2029	—
Thereafter	—
Total future undiscounted lease payments	57,233
Less imputed interest	(3,795)
Total lease liabilities	$53,438
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of December 31, 2024.
9. Income Taxes
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(54,059)	$(312,759)	$(51,729)
Foreign	10,379	5,718	2,619
Loss before income taxes	$(43,680)	$(307,041)	$(49,110)

The provision (benefit) for income taxes contained the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$750	$—	$—
State	211	(26)	99
Foreign	942	4,652	56
	1,903	4,626	155
Deferred:
Federal	—	—	(95)
State	—	—	(16)
Foreign	559	(3,434)	39
	559	(3,434)	(72)
Provision for income taxes	$2,462	$1,192	$83

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
The Company’s effective tax rates for the years ended December 31, 2024, 2023, and 2022 are less than the U.S. federal statutory income tax rate of 21.0% primarily due to valuation allowance on the U.S. federal and state deferred tax assets.

	Year Ended December 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	7.6	4.3	4.4
Federal research and development credits	48.3	3.8	10.3
State research and development credits	20.2	0.9	7.8
Permanent items	(2.4)	(0.4)	(1.0)
Stock-based compensation	57.3	1.6	5.6
Foreign rate differential	0.1	—	—
Non-deductible officers compensation	(32.2)	(2.3)	—
Prepaid marketing expense	3.2	3.6	—
Other	(2.7)	—	(0.8)
Change in valuation allowance	(126.0)	(32.9)	(47.5)
Total	(5.6)%	(0.4)%	(0.2)%
Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences that give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$76,714	$88,200
Research and development credits	63,894	36,217
Stock-based compensation	25,544	32,204
Lease liability	13,146	12,933
Capitalized research and development	105,266	63,701
Other	7,582	5,553
Total deferred tax assets	292,146	238,808
Deferred tax liabilities:
Depreciation	(2,362)	(3,543)
Deferred commissions	(9,818)	(7,657)
Amortization	(4,579)	(2,049)
ROU asset	(10,604)	(9,303)
Prepaid marketing expense	(37,112)	(43,084)
Total deferred tax liabilities	(64,475)	(65,636)
Valuation allowance	(225,135)	(170,076)
Net deferred tax assets	$2,536	$3,096
As of December 31, 2024 and 2023, the Company has federal net operating loss (“NOL”) carryforwards of $304.1 million and $349.2 million, respectively, which can be carried forward indefinitely, and state net operating loss carryforwards of $232.6 million and $245.1 million, respectively, which expire at various dates beginning in 2027. As of December 31, 2024 and 2023, the Company has federal credit carryforwards of $44.0 million and $25.1 million,

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
respectively, and state credit carryforwards of $25.2 million and $14.0 million, respectively, which are available to reduce future tax liabilities. If not utilized, the federal research and development credit will begin to expire in 2037 and the state research and development credit will begin to expire in 2025.
The Company is not subject to an annual limitation of its NOL and research and development credit attributes as of December 31, 2024, but subsequent ownership changes may affect the limitation in future years.
The net changes in the total valuation allowance for the year ended December 31, 2024, was an increase of $55.1 million, primarily as a result of the increase in IRC Section 174 R&D capitalization and federal research and development credits offset by the utilization of net operating losses. The net changes in the total valuation allowance for the year ended December 31, 2023 was an increase of $100.9 million, primarily as a result of the generation of additional net operating losses and federal research and development credits.
As of December 31, 2024 and 2023, the Company had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries, and accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
Uncertain Tax Positions
The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of December 31, 2023 and 2022. The changes in the balance of gross unrecognized tax benefits as of December 31, 2024, excluding accrued net interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Unrecognized tax benefits, beginning balance	$—	$—	$—
Gross increases for tax positions taken in prior years	1,334	—	—
Unrecognized tax benefits, ending balance	$1,334	$—	$—
The unrecognized tax benefits as of December 31, 2024, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company had no interest and penalties accrued related to uncertain tax positions as of December 31, 2024, 2023 and 2022. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the United States and in foreign jurisdictions. All periods since inception are subject to examination in most jurisdictions.
10. Employee Benefit Plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its common stock through the 401(k) plan. During the years ended December 31, 2024, 2023, and 2022, the Company made contributions to the plan of $11.2 million, $7.4 million, and $6.6 million respectively.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
The Company contributes to defined contribution savings plans for its employees in the United Kingdom and Australia who satisfy certain eligibility requirements. The plans allow each participant from the United Kingdom and Australia to defer a percentage of their compensation and the Company contributes an additional 5% and 11% of all wages for those employees in the scheme on a monthly basis, respectively. The Company made contributions to the plans of $2.9 million, $1.8 million, and $0.8 million for the years ended December 31, 2024, 2023, and 2022 respectively.
11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit)

Initial Public Offering
On September 22, 2023, the Company completed its IPO of 19,200,000 shares of its Series A common stock at a price to the public of $30.00 per share. The Company sold 11,507,693 of such shares and certain existing stockholders sold an aggregate of 7,692,307 of such shares. The Company received net proceeds from the IPO of approximately $320.1 million, after deducting approximately $17.7 million in underwriting discounts and commissions, and $7.4 million in offering-related expenses. In connection with the IPO, all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. In connection with and immediately subsequent to the IPO, 21,233,074 shares of Series B common stock were converted to shares of Series A common stock. On October 19, 2023, the underwriters for the IPO exercised their option to purchase additional shares granted in connection with the IPO, with respect to 2,764,066 shares of Series A common stock of a possible 2,880,000 shares. The Company received no proceeds from this transaction, as the option was an option to purchase additional shares of Series A common stock from certain existing stockholders.
All RSUs granted to employees prior to the IPO vested upon the satisfaction of both a service condition and a liquidity event condition. These RSUs with both a service condition and liquidity event condition are collectively referred to as “Double-Trigger Awards” and are described in more detail within Note 12. Stock-Based Compensation.

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

Prior to the IPO, the Company determined that the redeemable shares were probable of becoming redeemable. In accordance with ASC 480-10-S99, the Company elected to recognize changes in redemption value immediately as they occur. The per-share redemption value is equal to the fair market value of a single share of the Company’s common stock subject to a floor of the initial carrying value.
Immediately prior to the Company’s IPO in September 2023, the redeemable common stock was accreted to the IPO issuance price of $30.00 per share. Upon the IPO, the redemption right of these shares was terminated and all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. This

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
transaction resulted in a reclassification of $1,931.5 million in redeemable common stock to stockholder’s equity including an increase to additional paid-in capital of $136.9 million and Accumulated Deficit of $1,794.6 million to reverse accretion recorded to these accounts.

Common Stock

Immediately following the effectiveness of the registration statement relating to the Company’s IPO in September 2023, the Company filed its Amended and Restated Certificate of Incorporation, which authorized a total of 3,000,000,000 shares of Series A common stock, 350,000,000 shares of Series B common stock, and 100,000,000 shares of undesignated preferred stock. All shares of common stock then outstanding were reclassified as Series B common stock. The rights of the holders of Series A common stock and Series B common stock are identical, except with respect to voting and conversion. Each share of Series A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock. Each share of Series B common stock is entitled to ten votes per share and is convertible into one share of Series A common stock at any time. Shares of the Company’s Series B common stock will also automatically convert into shares of Series A common stock upon certain transfers and other events. Upon the seventh anniversary of the Company’s IPO, all outstanding shares of Series B common stock will automatically convert into shares of Series A common stock.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
The following table summarizes the warrants activity during the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at December 31, 2023	5,165,732	$0.01	8.58
Granted	—	—	—
Exercised	(1,377,528)	0.01	8.12
Cancelled	—	—	—
Warrants outstanding at December 31, 2024	3,788,204	$0.01	7.58
During the years ended December 31, 2024, 2023, and 2022, 1,377,528, 6,051,285, and 4,526,161 warrants vested, respectively. The Company has no vested but not exercised warrants outstanding as of December 31, 2024.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Restricted Stock
In 2019, the Company permitted the purchase of 142,908 shares of restricted stock prior to vesting by an employee of the Company. These shares are restricted and subject to repurchase by the Company until the conditions for vesting are met. Upon termination of employment of the restricted stockholder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares. Accordingly, the Company recorded the proceeds from the issuance of restricted stock as a liability given the implicit repurchase feature. The Company reclassified an immaterial amount of restricted stock liability to stockholders’ deficit upon vesting of restricted shares during the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, the aggregate fair value of restricted stock that vested was $0.7 million and $1.2 million, respectively. All restricted stock became fully vested during the year ended December 31, 2023.
Stock Purchase and Investment Option

On July 28, 2022, the Company entered into a stock purchase agreement in connection with the collaboration agreement and strategic partnership with Shopify. Under the stock purchase agreement, the Company issued and sold 2,951,846 shares of common stock to Shopify at a price of $33.88 per share. The stock purchase agreement also granted Shopify an Investment Option, which allows Shopify to purchase an additional 15,743,174 shares of common stock at a purchase price of $88.93 per share. The Investment Option is exercisable at any time at Shopify’s option until July 28, 2030. As of December 31, 2024, the Investment Option has not been exercised. The Company determined that the $100.0 million purchase price represents the fair value of the common stock and Investment Option issued to Shopify since the transaction occurred at arm’s length and was not compensatory.

The gross proceeds of $100.0 million were allocated to the common stock and Investment Option based on the relative fair value of each instrument, resulting in $69.4 million being allocated to the common stock and $30.6 million allocated to the Investment Option. The Company incurred $0.4 million of issuance costs which were allocated to the common stock and Investment Option based on their relative fair values. The proceeds allocated to the Investment Option, net of issuance costs, are included as a component of additional paid-in capital presented in the Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit).
12. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Company’s board of directors (the “Board”) adopted the 2015 Plan. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. As of December 31, 2024, outstanding awards under the 2015 Plan include stock options and RSUs. Generally, 2015 Plan awards vest or are exercisable into shares of Series B common stock and are immediately reclassified to shares of Series A common stock based upon the employee's conversion election made at the time of the IPO. All equity grants subsequent to the IPO are made pursuant to the 2023 Plan, which was approved by the Board effective as of September 18, 2023. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of December 31, 2024, the Company’s authorized common stock includes 59,987,841 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 45,919,187 shares are available for future grants.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
voting stock of the Company. The exercise price on NSOs must be at least equal to the fair value of the Company’s common stock on the date of grant. The Company has historically granted RSUs, ISOs, NSOs, and RSAs.
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the years ended December 31, 2024, 2023 and 2022, the Company solely granted RSUs as further described below.
Stock Options

Options generally vest over 4 years with the first 25% of the award vesting upon the 12-month anniversary of the vesting commencement date and the remaining 75% vesting monthly over the following 3 years. Grants of Options shall not be exercisable after expiration of 10 years from the date of grant or such shorter period specified in the associated award agreement. Options may not be transferable except by will or by the laws of descent and distribution and domestic relations orders. The 2015 Plan does not allow for the early exercise of Options. The Company did not grant any Options during the years ended December 31, 2024, 2023 and 2022.

Option activity for the year ended December 31, 2024 is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	31,734,725	$0.54	2.65	$864,605
Exercised	(6,567,334)	1.48
Forfeited and expired	(2,976)	3.09
Outstanding at December 31, 2024	25,164,415	$0.29	1.21	$1,030,511

Exercisable at December 31, 2024	25,164,415	$0.29	1.21	$1,030,511
The total intrinsic value of Options exercised during the years ended December 31, 2024, 2023 and 2022 amounted to $177.7 million, $54.7 million and $53.2 million, respectively.

Restricted Stock Units

During the years ended December 31, 2024, 2023 and 2022, the Company granted RSUs to employees under the 2015 Plan and 2023 Plan. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Generally, RSUs vest quarterly over the entire 4-year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. The performance-based vesting condition was satisfied upon the occurrence of the IPO. In general, RSUs granted after the IPO under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. These service-based vesting conditions are consistent with those under the 2015 Plan detailed above.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

Restricted stock unit activity for the year ended December 31, 2024 is as follows (in thousands, except per share data):

	Number of Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2024	14,690,417	$27.44
Granted	10,763,741	28.49
Vested	(5,839,496)	27.07
Forfeited	(2,193,212)	26.52
Unvested and outstanding at December 31, 2024	17,421,450	$28.33
The fair value of the RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $158.1 million, $214.7 million and $1.3 million, respectively.
Employee Stock Purchase Plan
On August 24, 2023, the Board adopted the ESPP pursuant to which eligible employees may contribute up to 15% of their base compensation to purchase shares of the Company’s Series A common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s Series A common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s Series A common stock on the purchase date. The ESPP provides for 12-month offering periods beginning January 1 and July 1 of each year, or the next trading date thereafter. Each offering period consists of two six-month purchase periods. As of December 31, 2024, the Company has 8,405,885 shares of Series A common stock available for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024, by the least of 6,200,000 shares of the Company’s Series A common stock, 1% of the outstanding number of shares of the Company’s Series A common stock and Series B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the administrator of the ESPP.

The fair value of employee options granted under the ESPP is based on a 15% purchase discount off the grant date quoted trading price of the Company’s Series A common stock and the underlying value of the awards as estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
2024
Risk-free rate	4.79% - 5.33%
Expected term	0.5 - 1.0 years
Volatility	45.90% - 64.12%
Expected dividends	—
The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term is based on the term of the offering period. The expected volatility for the common stock is based on the average of the Company's historical volatility over the expected term of the award. The assumed dividend yield is based upon the Company's expectation of not paying dividends in the foreseeable future. The fair value of the common stock is the closing price of the stock on the date the offering period starts.
The Company recognized stock-based compensation expense related to the ESPP of $4.3 million during the year ended December 31, 2024. As of December 31, 2024, $2.2 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.5 years. The weighted average grant date fair value of ESPP awards granted during the year ended December 31, 2024 was $9.28 per share.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2024, the Company issued 387,773 shares of Series A common stock under the ESPP.

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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
resulting from the modifications. Such amounts will be recorded upon vesting (that is, upon occurrence of a qualifying liquidity event).

Secondary Transactions
The Company’s employees historically participated in secondary market transactions whereby existing or third-party investors purchased shares owned by the employee associated with previously issued stock-based compensation awards. The Company’s involvement in such secondary market transactions was generally limited to waiving or assigning its right of first refusal over the respective shares. During the years ended December 31, 2023 and 2022 secondary investors purchased 912,187 and 1,002,968 shares of common stock from certain employees, respectively. There were no secondary market transactions during the year ended December 31, 2024. Stock-based compensation expense related to secondary market transactions, representing amounts paid in excess of then current fair value, totaled $0.8 million during the year ended December 31, 2022, and is recorded in operating expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. No stock-based compensation expense was recorded during the year ended December 31, 2023 related to secondary transactions.

Stock-Based Compensation Expense

During the years ended December 31, 2024 and 2023, the Company capitalized $3.6 million and $1.3 million of stock-based compensation expense related to services performed on capitalized internal-use software, respectively. During the year ended December 31, 2022, the Company did not capitalize any stock compensation expense related to services performed on capitalized software development projects.
Stock-based compensation included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$8,917	$24,973	$129
Selling and marketing	40,907	107,954	985
Research and development	50,693	120,184	1,230
General and administrative	34,695	87,688	5,958
Stock-based compensation, net of amounts capitalized	135,212	340,799	8,302
Capitalized stock-based compensation expense	3,555	1,349	—
Total stock-based compensation expense	$138,767	$342,148	$8,302

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
As of December 31, 2024, total unrecognized compensation cost related to unvested RSUs was $371.8 million, which will be recognized over a weighted-average remaining period of 3.1 years.
13. Loss Per Share
Basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, restricted stock units and stock options as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the periods presented, as their effect was antidilutive during the years ended December 31, 2024, 2023 and 2022.
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
The following table presents the calculation of basic and diluted net loss per share attributable to Series A and Series B common stockholders for the periods presented, (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(46,142)	$(308,233)	$(49,193)
Denominator:
Weighted-average shares - basic and diluted	266,336,826	242,889,272	229,857,206
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.17)	$(1.27)	$(0.21)
The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share:

	Year Ended December 31,
	2024	2023	2022
Warrants outstanding	3,788,204	5,165,732	11,217,017
Investment Option	15,743,174	15,743,174	15,743,174
RSUs outstanding	17,421,450	14,690,417	11,712,446
Options outstanding	25,164,415	31,734,725	34,207,554
Restricted stock outstanding	—	—	26,795
ESPP	258,033	—	—
Total	62,375,276	67,334,048	72,906,986

14. Segment Information and Geographic Data
As described in the Company's Summary of Significant Accounting Policies, the Company operates as one operating segment. Revenue and long-lived assets by geographic region are as follows:

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Americas:
United States	$584,844	$443,471	$307,222
Other Americas (1)	47,461	38,180	26,790
APAC (1)(2)	95,920	72,797	47,905
EMEA (1)(3)	209,239	143,651	90,831
Total Revenue	$937,464	$698,099	$472,748
(1) Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
(2) Asia-Pacific
(3) Europe, the Middle East and Africa
Disaggregation of Long-lived Assets
Long-lived assets consist of property and equipment and ROU assets. Long-lived assets by geographical region are as follows:

	Year Ended December 31,
	2024	2023
Americas	$71,894	$75,659
APAC (1)	2,207	2,952
EMEA (2)	17,016	1,826
Total Long-lived Assets	$91,117	$80,437
(1) Asia-Pacific
(2) Europe, the Middle East and Africa

15. Restructuring Costs

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
16. Subsequent Events

On January 10, 2025, the Company entered into a sublease agreement for new office space in San Francisco, California. The lease commenced on January 21, 2025 and has a term of approximately six years with an option to terminate after year three. The aggregate lease payments due over the term of the lease are $15.3 million.
On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts. The amendment (i) modifies the lease term and payment terms for the existing leased premises and (ii) expands the leased premises under the lease. The newly leased premises have phased lease commencement dates ranging from February 2025 to June 2026. Following the amendment, the lease term for the existing and newly leased premises ends in March 2033. The aggregate lease payments due over the amended term of the lease are $139.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f)) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Klaviyo, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Klaviyo, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 19, 2025

Item 9B. Other Information
October 2024 Cybersecurity Incident
(a) On October 25, 2024, the Company determined that an unauthorized third-party gained access to the Company’s source code, as well as other system and application credentials. Following detection of this unauthorized activity, the Company initiated its response protocols and took steps to contain, assess and remediate the incident, including launching an investigation with the assistance of counsel and leading external cybersecurity experts. As of the date of this Annual Report on Form 10-K, the Company has concluded its investigation, has found no evidence of continued unauthorized activity on its systems and believes the incident to be contained. The Company’s operations have continued throughout this matter in all material respects.

As of the date of this Annual Report on Form 10-K, the Company does not believe that the incident will have a material impact on the Company’s business, financial condition, or results of operations.
Securities Trading Plans of Directors or Executive Officers
(b) During the three months ended December 31, 2024, two of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act) each adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Steve Rowland	President	November 22, 2024	March 7, 2025	183,382(1)	January 31, 2026
Carmel Galvin	Chief People Officer	November 26, 2024	February 25, 2025	86,392(1)	December 5, 2025
______________
(1)The actual number of shares of common stock sold pursuant to this plan will be less, after shares are withheld to satisfy tax withholding obligations in connection with the net settlement of equity awards.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our fiscal year.
Code of Conduct and Ethics
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
Insider Trading Policies and Procedures
We have adopted an insider trading policy and related Rule 10b5-1 trading plan policy that are reasonably designed to promote compliance with applicable insider trading laws, rules, regulations, and New York Stock Exchange listing standards.
Our insider trading policy prohibits our officers, directors, employees, designated consultants, and their affiliated persons from trading in company securities while in possession of material nonpublic information about the Company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about the Company to others who may trade of the basis of that information).
Under our insider trading policy, insiders may only trade in Company securities during open trading windows at a time when they do not possess material nonpublic information about the Company. We have also designated our executive officers, directors, and certain other designated employees as pre-clearance insiders who must receive approval before trading in our securities.
Our insider trading policy also expressly prohibits short sales; purchases or sales of puts, calls, or other derivative securities or hedging transactions; using company securities as collateral in a margin account; or pledging company securities as collateral for a loan.
Any waiver of the provisions of our insider trading policy requires approval of our Compliance Officer and all waivers are reported to our Audit Committee.
We have adopted an additional policy that governs when our directors, executive officers, and others may adopt written securities trading plans, known as Rule 10b5-1 plans. These plans are intended to take advantage of a safe harbor provided under SEC rules from liability for violating federal antifraud prohibitions that proscribe certain insider trading, including Section 10(b) of the Exchange Act. A qualifying Rule 10b5-1 plan may only be entered into when the individual is not in possession of material nonpublic information about the Company and must authorize a broker other third-party administering the plan to buy or sell our securities on a periodic basis pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. A director or executive officer may amend or terminate a Rule 10b5-1 plan in certain circumstances. Our policy provides that all Rule 10b5-1 plans must comply with SEC rules applicable to the Rule 10b5-1 safe harbor and provides additional requirements and limitations applicable to plans. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy.

A copy of our insider trading policy and related Rule 10b5-1 trading plan policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB ID No 34.
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Amended and Restated Bylaws of Klaviyo, Inc.	10-K	001-41806	3.2	February 29, 2024
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Description of Securities.	10-K	001-41806	4.2	February 29, 2024
4.3	Amended and Restated Investors’ Rights Agreement by and among Klaviyo, Inc. and certain of its stockholders, dated May 10, 2021.	S-1	333-274211	4.2	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.5	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.6	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.7	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1	Forms of Indemnification Agreement between Klaviyo, Inc. and each of its directors and executive officers.	S-1	333-274211	10.1	August 25, 2023
10.2*	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-274211	10.2	August 25, 2023
10.3*	2023 Stock Option and Incentive Plan, and forms of award agreements thereunder.	S-1/A	333-274211	10.3	September 11, 2023
10.4*	Senior Executive Cash Incentive Bonus Plan.	S-1	333-274211	10.4	August 25, 2023
10.5*	Employment Agreement by and between Klaviyo, Inc. and Landon Edmond, effective August 27, 2023.	S-1	333-274211	10.6	August 25, 2023
10.6*	Employment Agreement by and between Klaviyo, Inc. and Amanda Whalen, effective August 27, 2023.	S-1	333-274211	10.8	August 25, 2023
10.7*	Employment Agreement by and between Klaviyo, Inc. and Steve Rowland, effective August 27, 2023.	10-Q	001-41806	10.1	May 8, 2024
10.8*	Form of Director Offer Letter.	S-1	333-274211	10.10	August 25, 2023

10.9	Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012, as amended on August 7, 2020.	S-1	333-274211	10.11	August 25, 2023
10.10#	Collaboration Agreement by and among Klaviyo, Inc., Shopify Inc., Shopify International Limited, Shopify Commerce Singapore PTE. LTD., and Shopify Strategic Holdings 3 LLC, dated July 28, 2022.	S-1	333-274211	10.12	August 25, 2023
10.11#	Revenue Sharing Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	10.13	August 25, 2023
10.12*	2023 Employee Stock Purchase Plan.	S-1/A	333-274211	10.14	September 11, 2023
10.13*	Non-Employee Director Compensation Policy.	S-1	333-274211	10.15	August 25, 2023
10.14	Second Amendment dated June 30, 2022 to Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012.					X
10.15#	Third Amendment dated January 31, 2025 to Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012.					X
19.1	Insider Trading Policy and related Rule 10b5-1 Trading Plan Policy					X
21.1	Subsidiaries of Klaviyo, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy.	10-K	001-41806	97.1	February 29, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
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

KLAVIYO, INC.

Dated: February 19, 2025	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: February 19, 2025	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Andrew Bialecki	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2025
Andrew Bialecki

/s/ Amanda Whalen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2025
Amanda Whalen

/s/ Jennifer Ceran	Director	February 19, 2025
Jennifer Ceran

/s/ Luciano Fernandez Gomez	Director	February 19, 2025
Luciano Fernandez Gomez

/s/ Edward Hallen	Chief Strategy Officer and Director	February 19, 2025
Edward Hallen

/s/ Ping Li	Director	February 19, 2025
Ping Li

/s/ Michael Medici	Director	February 19, 2025
Michael Medici

/s/ Roxanne Oulman	Director	February 19, 2025
Roxanne Oulman

/s/ Susan St. Ledger	Director	February 19, 2025
Susan St. Ledger

/s/ Tony Weisman	Director	February 19, 2025
Tony Weisman