Form 10-Q
period 2025-03-31
Klaviyo, Inc.
filed 2025-05-06
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, there were 94,683,729 shares of the registrant’s Series A common stock and 181,316,512 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates, inflation, tariffs, and changes in the U.S. and foreign laws and regulations on international trade, including the impact on our customer spending and consumer spending generally; and
•the impact of public health crises and financial, economic, and political events on our industry, business, and results of operations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10‑Q.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current beliefs, expectations, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described, anticipated, or implied in the forward-looking statements. Therefore, you should not rely on any of the forward-looking statements as predictions of future events.

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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$888,432	$881,473
Restricted cash	—	375
Accounts receivable, net of allowance for doubtful accounts	53,909	43,095
Deferred contract acquisition costs, current	22,995	20,544
Prepaid expenses and other current assets	41,903	34,262
Total current assets	1,007,239	979,749

Property and equipment, net	51,746	48,200
Right-of-use assets, net	90,816	42,917
Deferred contract acquisition costs, non-current	34,469	32,527
Restricted cash, non-current	739	739
Prepaid marketing expense	148,222	153,346
Other non-current assets	14,080	15,830
Total assets	$1,347,311	$1,273,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,290	$14,579
Accrued expenses	83,772	99,828
Lease liabilities, current	18,575	20,989
Deferred revenue	76,187	64,497
Total current liabilities	192,824	199,893

Lease liabilities, non-current	84,115	32,449
Other non-current liabilities	6,440	6,979
Total liabilities	283,379	239,321

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 94,574,036 and 88,956,301 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively.	95	89
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 180,983,334 and 183,801,332 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively.	181	184
Additional paid-in capital	1,922,930	1,878,899
Accumulated deficit	(859,274)	(845,185)
Total stockholders’ equity	1,063,932	1,033,987

Total liabilities and stockholders’ equity	$1,347,311	$1,273,308

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024

Revenue	$279,827	$209,993
Cost of revenue	67,700	44,938
Gross profit	212,127	165,055
Operating expenses:
Selling and marketing	123,527	91,858
Research and development	69,349	56,097
General and administrative	43,001	39,192
Total operating expenses	235,877	187,147
Operating loss	(23,750)	(22,092)
Other income:
Other (expense) income	(664)	68
Interest income	9,259	9,546
Total other income, net	8,595	9,614
Loss before income taxes	(15,155)	(12,478)
(Benefit) provision for income taxes	(1,066)	404
Net loss	(14,089)	(12,882)
Comprehensive loss	$(14,089)	$(12,882)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.05)	$(0.05)
Weighted average common shares outstanding, basic and diluted	274,198,213	261,332,411

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2024	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	3,715,082	3	3,561	—	3,564
Issuance of common stock upon vesting of restricted stock units	35,673	—	973,988	1	(1)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,382	—	4	—	4
Vested warrants related to collaboration agreement	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	35,754	—	35,754
Tax withholdings on settlement of stock-based awards	(15,168)	—	(384,092)	—	(11,865)	—	(11,865)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	29,203,494	29	(29,203,494)	(29)	—	—	—
Net loss	—	—	—	—	—	(12,882)	(12,882)
Balance as of March 31, 2024	70,065,833	$70	193,969,875	$194	$1,749,113	$(811,925)	$937,452

Balance as of January 1, 2025	88,956,301	$89	183,801,332	$184	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	920,727	1	876	—	877
Issuance of common stock upon vesting of restricted stock units	885,380	1	742,420	1	(3)	—	(1)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,382	—	3	—	3
Vested warrants related to the collaboration agreement	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	39,434	—	39,434
Tax withholdings on settlement of stock-based awards	(47,175)	—	(45,997)	—	(4,379)	—	(4,379)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	4,779,530	5	(4,779,530)	(5)	—	—	—
Net loss	—	—	—	—	—	(14,089)	(14,089)
Balance as of March 31, 2025	94,574,036	$95	180,983,334	$181	$1,922,930	$(859,274)	$1,063,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(14,089)	$(12,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,781	3,974
Non-cash operating lease costs	5,775	3,052
Amortization of deferred contract acquisition costs	6,608	3,933
Amortization of prepaid marketing expense	13,224	13,224
Gain on derecognition of asset retirement obligation	(588)	—
Loss on disposal of property and equipment	419	32
Bad debt expense (recovery)	1,817	(60)
Stock-based compensation expense	38,327	35,627
Other	—	(21)
Changes in operating assets and liabilities:
Accounts receivable	(12,630)	(105)
Deferred contract acquisition costs	(11,001)	(7,242)
Prepaid expenses, prepaid taxes, and other assets	(5,907)	(6,838)
Accounts payable	684	(5,061)
Accrued expenses	(18,815)	(244)
Deferred revenue	11,690	2,419
Operating lease liabilities	(5,392)	(3,915)
Other non-current liabilities	(541)	289
Net cash provided by operating activities	14,362	26,182

Investing activities
Acquisition of property and equipment	(2,685)	(1,259)
Capitalization of software development costs	(5,056)	(1,966)
Net cash used in investing activities	(7,741)	(3,225)

Financing activities
Proceeds from exercise of common stock options	877	3,589
Cash paid for finance leases	—	(5)
Proceeds from exercise of warrants	3	4
Employee taxes paid related to net share settlement of stock-based awards	(4,379)	(11,865)
Proceeds from employee stock purchase plan	3,462	2,540
Net cash used in financing activities	(37)	(5,737)

Net increase in cash, cash equivalents, and restricted cash	6,584	17,220
Cash, cash equivalents, and restricted cash, beginning of period	$882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$889,171	$756,877
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$73	$89
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$8,100	$8,100
Capitalization of stock-based compensation expense	$1,107	$127
Non-cash acquisition of property and equipment through tenant incentives	$969	$—
Unpaid purchases of property and equipment	$484	$403
The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Business Description
Klaviyo, Inc. (the “Company”) is a technology company that provides a modern, vertically integrated software-as-a-service (“SaaS”) platform to enable consumer-focused businesses to capture, store, analyze, and predictively use their own data to drive measurable, high-value outcomes. Klaviyo's platform combines proprietary data and application layers into one solution with machine learning, artificial intelligence capabilities, and integrations. The Klaviyo Data Platform (“KDP”) is the foundation of the platform unifying customer data for a single view of the customer and enabling real-time activation of data across a range of applications. The Company focused on marketing automation within eCommerce with Klaviyo Marketing as its first application use case and has since expanded its suite of applications to include customer Klaviyo Service, Klaviyo Analytics, and advanced data management through its Advanced KDP. The Company’s marketing automation solution allows customers to orchestrate campaigns across multiple marketing channels including email, short message service (“SMS”) and Mobile Push and collect product reviews within its platform through the Company’s Reviews add-on.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss, the Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and the related notes to such interim condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.

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

Significant Accounting Policies
Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the audited annual consolidated financial statements for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 19, 2025. There have been no material changes to our significant accounting policies since the fiscal year ended December 31, 2024.

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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended March 31, 2025, the Company incurred $7.9 million related to fees paid under the revenue sharing agreement. During the three months ended March 31, 2024, the Company incurred $6.4 million related to fees paid under the revenue sharing agreement. As of March 31, 2025 and December 31, 2024, the Company had $5.3 million and $2.6 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively.
During the three months ended March 31, 2025 and March 31, 2024, the Company capitalized prepaid marketing expense of $8.1 million and $8.1 million related to the vested warrants issued as consideration for the collaboration agreement, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded marketing expense of $13.2 million in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of March 31, 2025 and December 31, 2024, the Company’s prepaid marketing expense was $148.2 million and $153.3 million, respectively. As of March 31, 2025, there was $229.2 million of unrecognized marketing expense related to the warrants that will be recognized over 4.3 years. See Note 10. Common Stock and Stockholders’ Equity for further discussion of the warrants.
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
fair value and were accounted for separately from the collaboration agreement, revenue sharing agreement, and common stock warrant.
Recent Accounting Pronouncements
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
3. Revenue Recognition

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$64,497	$40,100
Plus: Billings during the period	291,517	212,412
Less: Revenue recognized during the period	(279,827)	(209,993)
Balance at end of the period	$76,187	$42,519
For the three months ended March 31, 2025 and March 31, 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $56.9 million and $36.7 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of March 31, 2025, the Company’s remaining performance obligations are $173.1 million, of which $163.7 million is expected to be recognized within the next twelve months and $9.4 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $2.3 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$281,227	$—	$—	$281,227
Total	$281,227	$—	$—	$281,227

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$278,235	$—	$—	$278,235
Total	$278,235	$—	$—	$278,235

As of March 31, 2025 and December 31, 2024, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of March 31, 2025 and December 31, 2024, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	March 31, 2025	December 31, 2024
Capitalized internal-use software	$32,399	$26,698
Office equipment	5,386	4,841
Computer equipment	8,119	7,027
Furniture and fixtures	8,342	8,052
Leasehold improvements	46,383	46,062
Construction-in-progress	—	124
Asset retirement cost	—	643
Total property and equipment	100,629	93,447
Less accumulated depreciation and amortization	(48,883)	(45,247)
Total property and equipment, net	$51,746	$48,200
Depreciation and amortization expense related to property and equipment was approximately $4.8 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $0.6 million in depreciation expense for the three months ended March 31, 2025 and an immaterial impact on basic and diluted net loss per share attributable to Series A and Series B common stockholders.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2025 and 2024, the Company capitalized $6.1 million and $2.1 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $1.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During fiscal year 2020, on the commencement date of the lease for the Company's headquarters in Boston, Massachusetts, the Company established an asset retirement obligation based on the present value of contractually required estimated future costs to remove long-lived assets at the termination or expiration of a lease and to return the space to its original condition. As of December 31, 2024, the asset retirement obligation is included in other non-current liabilities on the Condensed Consolidated Balance Sheets. On January 31, 2025, the Company amended the lease agreement for its Boston headquarters and, under the terms of the amendment, the Company is relieved of the obligation to return the space to its original condition. During the three months ended March 31, 2025, the Company derecognized the asset retirement obligation and recorded an immaterial gain for the difference between the Company's estimate of the asset retirement obligation and the carrying value of the asset retirement cost which is included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Asset retirement obligation activity for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$802	$761
Additions	—	—
Accretion	—	10
Derecognition	(802)	—
Ending balance	$—	$771

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	March 31, 2025	December 31, 2024
Accrued compensation and employee related costs	$38,178	$53,652
Accrued sabbatical	3,836	3,233
Accrued value added tax	850	1,000
Other accrued taxes	6,159	7,055
Accrued cost of revenue	18,080	18,216
Accrued professional services	3,882	3,475
Accrued marketing	8,377	8,739
Other accrued expenses	4,410	4,458
Total accrued expenses	$83,772	$99,828

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2025 and December 31, 2024, were $196.1 million and $225.5 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at March 31, 2025 and December 31, 2024, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$5,775	$3,052
Short-term lease cost	252	95
Financing lease cost	—	5
Total lease cost	$6,027	$3,152

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of,
	March 31, 2025	December 31, 2024
Operating lease ROU assets	$90,816	$42,917
Operating lease liabilities, current	18,575	20,989
Operating lease liabilities, non-current	84,115	32,449
Total lease liabilities	$102,690	$53,438

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities, net of tenant incentives received	$4,422	$3,915
ROU assets recognized for new leases and amendments (non-cash)	$51,602	$—

Other information related to leases is as follows:

	As of,
	March 31, 2025	December 31, 2024
Weighted average remaining lease term	6.9 years	2.8 years
Weighted average discount rate	6.66%	5.13%
Future undiscounted annual cash flows for the Company’s operating leases as of March 31, 2025 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2025	$12,532
2026	22,840
2027	14,582
2028	15,789
2029	16,132
Thereafter	48,582
Total future undiscounted lease payments	130,457
Less imputed interest	(27,767)
Total lease liabilities	$102,690
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of March 31, 2025.

On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts. The amendment (i) modified the lease term and payment terms for the existing leased premises and (ii) expanded the leased premises under the lease. The newly leased premises have phased lease commencement dates ranging from February 2025 to June 2026. The lease term for the existing and newly leased premises ends in March 2033. As of March 31, 2025, the gross aggregate payments for leases that have not yet commenced are $30.9 million.

9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three months ended March 31, 2025 and 2024, are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was 7.0% and (3.2)% for the three months ended March 31, 2025 and 2024, respectively. The current period tax expense reflects the impact of the capitalization of research and development expenditures in accordance with Internal Revenue Code (“IRC”) Section 174, partially offset by excess tax benefits related to stock-based compensation.

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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of March 31, 2025 and December 31, 2024. The unrecognized tax benefits as of March 31, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of March 31, 2025, the Company has had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
10. Common Stock and Stockholders’ Equity

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

The following table summarizes the warrants activity during the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2025	3,788,204	$0.01	7.58
Granted	—	—	—
Exercised	(344,382)	0.01	7.43
Cancelled	—	—	—
Warrants outstanding at March 31, 2025	3,443,822	$0.01	7.33
During the three months ended March 31, 2025, 344,382 warrants vested. The Company has no vested but not exercised warrants outstanding as of March 31, 2025. During the three months ended March 31, 2024, 344,382 warrants vested.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
The Company has outstanding awards issued under its 2015 Stock Incentive Plan (as amended, the “2015 Plan”) and its 2023 Stock Option and Incentive Plan (the “2023 Plan”). Both plans provide for the grant of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the three months ended March 31, 2025 and 2024, the Company solely granted RSUs under the 2023 Plan. As of March 31, 2025, the Company’s authorized common stock includes 73,808,108 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 55,417,716 shares are available for future grants.
Restricted Stock Units

During the three months ended March 31, 2025, the Company granted RSUs to employees under the 2023 Plan. RSUs granted under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2023 Plan, for a period of 3 years or 4 years. Generally, RSUs vest quarterly over a 3 year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years.

Employee Stock Purchase Plan

On August 24, 2023, the Company’s board of directors adopted the Company’s 2023 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2025, the Company reserved 11,133,461 shares of Series A common stock for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense related to the ESPP of $1.4 million and $1.0 million, respectively. As of March 31, 2025, $1.9 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.75 years.
There were no shares of Series A common stock issued under the ESPP during the three months ended March 31, 2025 and 2024.

Modifications
During the three months ended March 31, 2025, the Company provided nine terminated employees with accelerated vesting on the service-based vesting condition of 24,134 RSUs. The Company recorded incremental stock-based compensation expense of $0.8 million resulting from the modifications. During the three months ended March 31, 2024, there were no material modifications related to share based awards.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,757	$2,378
Selling and marketing	12,097	11,284
Research and development	16,188	13,121
General and administrative	8,285	8,844
Stock-based compensation, net of amounts capitalized	38,327	35,627
Capitalized stock-based compensation expense	1,107	127
Total stock-based compensation expense	$39,434	$35,754

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Loss Per Share
Basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss income per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, stock options, and ESPP shares as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the period presented, as their effect was antidilutive for the three months ended March 31, 2025 and 2024.
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
The following table presents the calculation of basic and diluted net loss per share attributable to Series A and Series B common stockholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(14,089)	$(12,882)
Denominator:
Weighted-average shares, basic and diluted	274,198,213	261,332,411
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.05)	$(0.05)

The following table summarizes the potential common shares excluded from the computation of diluted net loss per share (in thousands):

	As of March 31,
	2025	2024
Warrants outstanding	3,443,822	4,821,350
Investment Option	15,743,174	15,743,174
RSUs outstanding	20,026,174	14,564,170
Options outstanding	24,242,288	28,016,783
ESPP	325,602	444,835
Total	63,781,060	63,590,312

13. Segment Information and Geographic Data
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Operations and Comprehensive Loss. Net income is used to plan and forecast for future periods, design and implement key marketing strategies, expand into new markets, and launch new products. Significant expense categories regularly provided to the CODM are those disclosed in the Consolidated Statements of Operations and Comprehensive Loss.
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas:
United States	$171,899	$132,735
Other Americas (1)	13,595	11,002
APAC (1)(2)	28,262	21,392
EMEA (1)(3)	66,071	44,864
Total Revenue	$279,827	$209,993
(1) Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
(2) Asia-Pacific
(3) Europe, the Middle East and Africa
Disaggregation of Long-lived Assets
Long-lived assets consist of property and equipment and ROU assets. Long-lived assets by geographical region are as follows (in thousands):

	As of,
	March 31, 2025	December 31, 2024
Americas	$125,558	$71,894
APAC (1)	2,019	2,207
EMEA (2)	14,985	17,016
Total Long-lived assets	$142,562	$91,117
(1) Asia-Pacific
(2) Europe, the Middle East and Africa

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A within this Quarterly Report on Form 10-Q.

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 169,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities and over 350 integrations.
Klaviyo began as a database designed for speed, flexibility, and unlimited data storage. Building upon our robust data infrastructure, we developed smart applications, initially focusing on marketing automation where we revolutionized email practices. Our innovation shifted the industry paradigm away from batch and blast practices with a fast, data-rich marketing tool. Over time, we enhanced our Klaviyo Marketing suite to incorporate SMS, Reviews, AI-powered tools, and additional functionalities. Our Klaviyo Data Platform (“KDP”) offering gives customers user-friendly ways to track new types of data to drive revenue growth and sync data in to and out of Klaviyo at scale. In February 2025, we announced Klaviyo B2C CRM, establishing Klaviyo as a unified CRM built for B2C brands and positioning Klaviyo to address a critical gap in the market: providing consumer brands with a system designed for their unique, high-volume, fast-paced needs. This is a natural evolution of our journey – from a leading marketing automation platform to a comprehensive consumer engagement solution. Powered by the KDP and AI insights, Klaviyo now combines Klaviyo Marketing, Klaviyo Service, and Klaviyo Analytics into one unified solution, making it easy for businesses to know their customers, activate their data, and grow faster.
Our Klaviyo Analytics solution gives brands real-time AI-powered insight into customer and purchase behavior so they can take action faster. Our Advanced KDP offering unlocks advanced features for even more powerful ways to track, transform, and cleanse data and run more advanced reporting and predictive analysis to drive revenue growth for our customers.
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. As of March 31, 2025, our platform had efficiently scaled to over 169,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.
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
Our land-and-expand strategy aligns our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails and SMS messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional marketing channels, such as SMS, additional use cases, such as Reviews, and additional applications such as Klaviyo Service and Klaviyo Analytics, or when their other brands, business units, and geographies start using our platform.
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
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they store and email and SMS messages they send, they move to higher subscription tiers. Second, we cross-sell additional offerings (e.g., Marketing Analytics) and marketing channels (e.g., SMS) to customers who started on our platform with our email offering, as well as add-ons, such as Reviews and our Advanced KDP offering. Finally, we offer our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.
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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. We have already experienced significant growth with international sales outside of the Americas accounting for 33.7% of our revenue for the three months ended March 31, 2025. We also continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer SMS capabilities in more than 15 countries, and we offer our platform in

English, French, German, Portuguese, Korean, Spanish and Italian. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first marketing channel. Since then, we have successfully added other marketing channels, such as SMS and Mobile Push, additional use cases, such as Reviews, and additional applications, such as Klaviyo Service and Klaviyo Analytics. We have also introduced Klaviyo AI, a suite of features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement.
Our continued success depends on our ability to sustain product and technology innovation to continue delivering value to our customers. As technology and consumer preferences change, we believe that our ability to drive continuous product innovation will be critical to attract and retain customers and drive revenue growth.
Increased Adoption of Our SMS Offering
We have seen notable success in the expansion of our platform with our SMS offering, which launched in 2021. Once customers adopt our SMS offering, they typically grow their usage over time as they gain comfort and confidence in the new channel. Our SMS offering has higher associated communication sending costs, and as the number of SMS messages sent by our customers increases, we expect our gross margin to decline modestly. SMS messaging is particularly concentrated in the fourth quarter of each year due to the holiday shopping season, and as a result, we expect our gross margin to be most heavily impacted in that quarter. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin products by our customers, and ongoing efforts to drive infrastructure efficiency. We believe we will see our overall gross profit dollars increase as customers send more SMS messages if our SMS offering continues to gain traction.
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

As of March 31, 2025, we had 3,030 customers generating over $50,000 of ARR, compared to 2,157 customers generating over $50,000 of ARR as of March 31, 2024, representing growth of 40% year-over-year.
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

As of March 31, 2025 and 2024, our NRR was 108% and 114%, respectively. The decrease in this metric from March 31, 2024 to March 31, 2025 was largely driven by relatively lower comparable expansion of existing customer plans.

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
We expect our gross profit to increase over time due to an increase in revenue. We expect our gross margin to decline modestly in the near term as the volume of SMS messages sent through our platform increases and as our cloud-based infrastructure costs and outbound communication sending costs increase as our customers increase usage of our platform and capabilities. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin products by our customers, and ongoing efforts to drive infrastructure efficiency.
Selling and Marketing
Our selling and marketing costs primarily consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation; sales commissions and partnership expenses for revenue sharing agreements, including to Shopify Inc. and certain of its affiliates (collectively, “Shopify”), other commerce platform partners, and agency partners; costs associated with advertising and marketing activities; and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology. Sales commissions are considered an incremental cost to obtain contracts with customers and these costs are deferred and amortized over the expected benefit period. On July 28, 2022, we entered into a collaboration agreement and strategic partnership with Shopify pursuant to which we issued warrants to Shopify (the “Shopify Warrants”), in exchange for promotion of our marketing services with customers within the Shopify ecosystem. In accordance with relevant accounting policies, we recognize a prepaid marketing expense in connection with vesting of the Shopify Warrants. This prepaid marketing expense represents the probable future economic benefit being amortized over a seven-year expected benefit period and is recorded based on the fair value of the warrants on the grant date.
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
We incur expenses as a result of operating as a public company, including expenses to comply with the rules and regulations governing public companies, such as Section 404 of the Sarbanes-Oxley Act, and expenses for legal, audit, insurance, investor relations, and related professional services. Further, we expect an increase in dollar amount of credit card processing fees in line with the expected increase in revenue for the foreseeable future. As a result, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future but to generally decrease as a percentage of our revenue over the longer term as we scale our business. This percentage may fluctuate from period to period depending on the timing and amount of our general and administrative expenses.
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
The Organisation for Economic Co-operation and Development (“OECD”) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. Various countries have implemented or are in the process of implementing the legislation, which does not currently apply to us. As additional jurisdictions enact such legislation, we expect our effective tax rate and cash tax payments could increase in future years.
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

	Three Months Ended March 31,
	2025	2024
($ in thousands)
Consolidated Statements of Operations
Revenue	$279,827	$209,993
Cost of revenue(1)	67,700	44,938
Gross profit	212,127	165,055
Operating expenses:
Selling and marketing(1)	123,527	91,858
Research and development(1)	69,349	56,097
General and administrative(1)	43,001	39,192
Total operating expenses	235,877	187,147
Operating loss	(23,750)	(22,092)
Other income:
Other (expense) income, net	(664)	68
Interest income	9,259	9,546
Total other income, net	8,595	9,614
Loss before income taxes	(15,155)	(12,478)
Provision for income taxes	(1,066)	404
Net loss	$(14,089)	$(12,882)
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,757	$2,378
Selling and marketing	12,097	11,284
Research and development	16,188	13,121
General and administrative	8,285	8,844
Stock-based compensation, net of amounts capitalized	38,327	35,627
Capitalized stock-based compensation expense	1,107	127
Total stock-based compensation expense	$39,434	$35,754

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024

Revenue	100.0%	100.0%
Cost of revenue	24.2	21.4
Gross profit	75.8	78.6
Operating expenses:
Selling and marketing	44.1	43.7
Research and development	24.8	26.7
General and administrative	15.4	18.7
Total operating expenses	84.3	89.1
Operating loss	(8.5)	(10.5)
Other income:
Other (expense) income, net	(0.2)	—
Interest income	3.3	4.5
Total other income, net	3.1	4.5
Loss before income taxes	(5.4)	(6.0)
(Benefit) provision for income taxes	(0.4)	0.2
Net loss	(5.0)%	(6.2)%

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Revenue	$279,827	$209,993	$69,834	33.3%
Revenue for the three months ended March 31, 2025 increased by $69.8 million or 33.3%, to $279.8 million compared to $210.0 million for the three months ended March 31, 2024. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the three months ended March 31, 2025, sales to existing customers accounted for approximately 40% of the increase in revenue while approximately 60% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Cost of revenue	$67,700	$44,938	$22,762	50.7%
Cost of revenue for the three months ended March 31, 2025 increased by $22.8 million or 50.7%, to $67.7 million compared to $44.9 million for the three months ended March 31, 2024. This was primarily due to an increase of approximately $13.4 million in cloud-based infrastructure costs, $7.1 million in outbound communication sending costs on behalf of our customers due to increased usage, and $1.7 million in salaries and personnel expenses as a result of increases in headcount.
Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Gross profit	$212,127	$165,055	$47,072	28.5%
Gross profit for the three months ended March 31, 2025 increased by $47.1 million or 28.5%, to $212.1 million compared to $165.1 million for the three months ended March 31, 2024. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Selling and Marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing	$123,527	$91,858	$31,669	34.5%
Selling and marketing expenses for the three months ended March 31, 2025 increased by $31.7 million or 34.5%, to $123.5 million compared to $91.9 million for the three months ended March 31, 2024. This increase was primarily due to an increase of approximately $14.6 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $9.3 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $3.2 million in partnership-related expenses across our ecosystem, $3.0 million in professional services, and $1.1 million in technology expenses.

Research and Development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development	$69,349	$56,097	$13,252	23.6%
Research and development costs for the three months ended March 31, 2025 increased by $13.3 million or 23.6%, to $69.3 million compared to $56.1 million for the three months ended March 31, 2024. This increase was primarily due to an increase of approximately $10.1 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program and $3.1 million of stock-based compensation due to the vesting of RSUs.
General and Administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative	$43,001	$39,192	$3,809	9.7%
General and administrative expenses for the three months ended March 31, 2025 increased by $3.8 million or 9.7%, to $43.0 million compared to $39.2 million for the three months ended March 31, 2024. This increase was primarily due to an increase of approximately $2.3 million in payment processing fees related to an increase in customer transactions and $1.6 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program.
Other Income (expense), Net

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Other (expense) income, net	$(664)	$68	$(732)	(1076.5)%

Other (expense) income, net, for the three months ended March 31, 2025 increased by $0.7 million or 1076.5% to $(0.7) million compared to $0.1 million for the three months ended March 31, 2024. This increase was primarily due to unfavorable foreign exchange fluctuations.
Interest Income

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$9,259	$9,546	$(287)	(3.0)%

Interest income for the three months ended March 31, 2025 decreased by an immaterial amount compared to the three months ended March 31, 2024.
Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands)
(Benefit) provision for income taxes	$(1,066)	$404	$(1,470)	(363.9)%

The Company recorded an income tax benefit of $1.1 million for the three months ended March 31, 2025 compared to income tax expense of $0.4 million for the three months ended March 31, 2024 representing a change of $1.5 million. This was primarily due to stock based compensation windfalls.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through March 31, 2025, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our initial public offering in September 2023. As of March 31, 2025, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $889.2 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $281.2 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of,
	March 31,	December 31,
	2025	2024
($ in thousands)
Cash	$888,432	$881,473
Restricted cash, current(1)	—	375
Accounts receivable, net of allowance for doubtful accounts	53,909	43,095
Deferred contract acquisition costs	22,995	20,544
Prepaid expenses and other current assets	41,903	34,262
Accounts payable	14,290	14,579
Accrued expenses	83,772	99,828
Operating lease liabilities	18,575	20,989
Deferred revenue	76,187	64,497
Total Working Capital	$814,415	$779,856
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

	Three Months Ended March 31,
	2025	2024
($ in thousands)
Net cash provided by (used in)
Operating activities	$14,362	$26,182
Investing activities	(7,741)	(3,225)
Financing activities	(37)	(5,737)
Net increase in cash, cash equivalents, and restricted cash	$6,584	$17,220
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$889,171	$756,877

Operating Activities
Net cash provided by operating activities of $14.4 million for the three months ended March 31, 2025 was primarily attributable to a net loss of $14.1 million adjusted for non-cash charges of $70.4 million and net cash outflows of $41.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $38.3 million of stock-based compensation expense, $13.2 million of prepaid marketing expense amortization, $6.6 million of amortization related to deferred contract acquisition costs, $5.8 million of operating lease costs, and $4.8 million of depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $18.1 million decrease in accrued expenses and accounts payable due to timing of payments, a $12.6 million increase in accounts receivable due to an increase in customer billings, a $11.0 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $5.9 million increase in prepaid expenses and other assets, and a $5.4 million decrease in operating lease liabilities due to payments related to our operating lease obligations. The cash outflow was offset by cash inflows primarily from a $11.7 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash provided by operating activities of $26.2 million for the three months ended March 31, 2024 was primarily attributable to a net loss of $12.9 million adjusted for non-cash charges of $59.8 million and net cash outflows of $20.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $35.6 million of stock-based compensation expense, $13.2 million of prepaid marketing expense amortization, $4.0 million of depreciation and amortization expense, $3.9 million of amortization related to deferred contract acquisition costs, and $3.1 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $7.2 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $6.8 million increase in prepaid expenses due to prepayments for cloud infrastructure and hosting costs, a $5.3 million increase in accrued expenses and accounts payable due to timing of payments, and a $3.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations. The cash outflow was offset by cash inflows primarily from a $2.4 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $7.7 million for the three months ended March 31, 2025 consisted of $5.1 million of capitalized software development costs and $2.7 million purchases of property and equipment.

Net cash used in investing activities of $3.2 million for the three months ended March 31, 2024 consisted of $2.0 million of capitalized software development costs and $1.3 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities was immaterial for the three months ended March 31, 2025 and primarily consisted of approximately $3.5 million of proceeds from our employee stock purchase plan and $0.9 million of proceeds from the exercise of stock options offset by $4.4 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
Net cash used in financing activities of $5.7 million for the three months ended March 31, 2024 primarily consisted of approximately $3.6 million of proceeds from the exercise of stock options and $2.5 million of proceeds from our employee stock purchase plan offset by $11.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of March 31, 2025 were $130.5 million, with $18.8 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of March 31, 2025 were $196.1 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025.
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

Interest Rate Risk

We had cash of $889.2 million as of March 31, 2025, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2025, we had no debt, and therefore no potential market risk for interest expense.

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

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Australia, and Ireland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar would not have a material impact on our operating results.
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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $279.8 million and $210.0 million for the three months ended March 31, 2025 and 2024, respectively, representing a growth rate of 33.3%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 2,010 employees as of March 31, 2024 to 2,316 employees as of March 31, 2025. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 78,000 as of March 31, 2024 to approximately 93,000 as of March 31, 2025. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (including Reviews, Marketing Analytics, and Advanced KDP offerings, and AI features alongside our data platform, email, SMS and mobile push offerings) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
•foreign currency exchange rate and interest rate fluctuations;
•executing acquisitions and integrating the acquired businesses, technologies, products, and other assets; and
•general economic, political, and market conditions, both domestically and in our foreign markets, including changes in the U.S. and foreign laws and regulations on international trade, tariffs or other disruptions to commerce.
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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to public health crises, labor shortages, supply chain disruptions, inflation, a government shutdown, geopolitical developments (such as the Russia-Ukraine conflict and the conflict in the Gaza Strip, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy or the introduction of tariffs causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Increased tariff rates could adversely affect our customers’ and suppliers’ businesses and in turn adversely impact our business and usage of our platform, including customers requesting discounts on our products and services and/or delaying their purchasing decisions. In addition, the imposition of taxes that target U.S. service providers, such as us, could directly increase the prices that our customers pay and adversely affect our business, and changes or uncertainties in U.S. trade policies toward foreign countries could create unfavorable economic conditions that may adversely affect our operations and growth. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described elsewhere in this section as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
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
We incurred net losses of $46.1 million and $308.2 million in the fiscal years ended December 31, 2024 and 2023, respectively, and net losses of $14.1 million and $12.9 million during the three months ended March 31, 2025 and 2024, respectively. We are not certain whether we will be able to achieve and maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
For the years ended December 31, 2024 and 2023, and the three months ended March 31, 2025, our research and development expenses were 25.4%, 37.6% and 24.8% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three months ended March 31, 2025, we derived 38.6% of our revenue from customer accounts outside of the United States. We currently have international offices in the United Kingdom, Australia, and Ireland, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•changes, which may be unexpected, in a specific country’s or region’s political, economic, or legal and regulatory environment, including public health crises, geopolitical conflicts, terrorist activities, tariffs, trade wars or trade conflicts, or long-term environmental risks;
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
•burdens of complying with laws and regulations related to taxation, including tariffs or the introduction of taxes by foreign countries that target U.S. service providers; and
•adverse tax burdens, foreign exchange controls, and other regulations that could make it difficult to repatriate earnings and cash.
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
•responses by domestic and international markets to tariffs and trade conflicts; and
•general economic conditions in either domestic or international markets, including conditions resulting from geopolitical uncertainty and instability.
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
Our inability to streamline operations and improve cost efficiencies could result in the contraction of our business and the implementation of significant cost cutting measures, including restructuring and reorganization activities which may be disruptive to our operations.
We have previously undertaken, and may in the future undertake, efforts to streamline our operations and improve cost efficiencies to align with our priorities. For example, in March 2023, we announced a reduction-in-force affecting approximately 8% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays or unexpected costs. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
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
We track and disclose certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.
We track and disclose certain operational metrics, including metrics such as KAV and NRR, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate.
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
We have funded our operations since inception primarily through equity financings and cash generated from our operations through sales of subscriptions to our platform. We cannot be certain when, or if, our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and our growth, and may require additional funds to respond to future business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we incur debt, the debt holders would have rights senior to holders of our Series A common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity or equity-linked securities, our existing stockholders could experience dilution, and new equity securities we issue could have rights, preferences, and privileges senior to those of our Series A common stock. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Series A common stock and diluting their interests. Additional financing may not be available on terms favorable to us, if at all. There has recently been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such volatility and economic downturns in general could limit our access to capital markets and increase our borrowing costs. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations.
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
Our business could be adversely affected by health crises in regions where we operate or otherwise do business. For example, the policies and regulations implemented in response to the outbreak of the novel coronavirus disease had a significant impact, both directly and indirectly, on businesses and commerce. Future global health concerns could also result in social, political, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
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
Foreign privacy laws have become more stringent in recent years and may increase the costs and complexity of offering our platform and products in new and existing geographies. Outside of the United States, we are also subject to stringent privacy and data protection laws in many jurisdictions. For example, we are subject to the EU GDPR and the UK General Data Protection Regulation (the “UK GDPR,” and collectively, the “GDPR”). The GDPR applies where we are collecting or otherwise processing personal data in connection with (a) the activities of a business establishment within the United Kingdom/European Economic Area; or (b) offering goods or services to or monitoring the behavior of individuals within the United Kingdom/European Economic Area, and imposes strict obligations regarding personal data processing activities. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to having a legal basis or condition for processing personal data, stricter requirements relating to the processing of sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors.
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

We have incorporated, and may continue to incorporate, artificial intelligence technology (“AI Technology”) into our products and services, including our email, SMS, Reviews and analytics offerings, and this incorporation of AI Technology in our business and operations may become more significant over time. The use of generative AI, a newer and emerging technology in the early stages of commercial use, may expose us to additional risk, such as damage to our reputation, competitive position, additional costs, and other business, legal and regulatory risks. For example, generative AI has been known to produce false or “hallucinatory” inferences or output, and certain generative AI technology use machine learning and other predictive analysis techniques, which can produce inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations produced by AI-powered applications are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected.
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

•other events or factors, including those resulting from war (including the Russia-Ukraine conflict and the conflict in the Gaza Strip), incidents of terrorism, public health crises, tariffs, trade wars or trade conflicts, or elections and administration changes, or responses to these events; and
•sales of additional shares of our Series A common stock by us or our stockholders.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 64.6% of the voting power of our capital stock as of March 31, 2025. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 48.8% and 18.2%, respectively, of our Series B common stock and together 65.1% of our Series B common stock as of March 31, 2025. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
In addition, as of March 31, 2025, we had 24,242,288 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 3,988,883 shares of Series B common stock and 16,037,291 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Series A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. Commencing in the fourth quarter of 2020, we began granting RSUs to employees. RSUs granted under our 2015 Stock Incentive Plan (as amended, “2015 Plan”) prior to our IPO vest upon the satisfaction of both a service condition and a liquidity event condition. In September 2023, we completed our IPO, as a result of which the liquidity event condition was satisfied. Subsequent to the IPO, any unvested RSUs subject to both the service vesting condition and liquidity event vesting condition will vest as the service vesting condition is met over the remaining service period. During the year ended December 31, 2024, stock-based compensation expense recognized for RSUs was $134.4 million. As a public company, our RSUs are currently only subject to service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.
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
In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Further, if any of our customers, suppliers, or other parties with whom we conduct business are unable to acquire financing, access funds, or are otherwise adversely impacted by the factors described above, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations, financial condition, and results of operations.

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
On February 21, 2025, Shopify partially exercised the Shopify Warrants in cash for 344,382 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.82. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended March 31, 2025, one of the Company’s directors adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities, as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Ping Li	Director	March 14, 2025	June 16, 2025	15,573	March 16, 2026

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2025.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Amended and Restated Bylaws of Klaviyo, Inc.	10-K	001-41806	3.2	February 29, 2024
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Amended and Restated Investors’ Rights Agreement by and among Klaviyo, Inc. and certain of its stockholders, dated May 10, 2021.	S-1	333-274211	4.2	August 25, 2023
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.5	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.6	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1	Third Amendment dated January 31, 2025 to Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012.	10-K	001-41806	10.15	February 19, 2025
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

KLAVIYO, INC.

Dated: May 6, 2025	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2025	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)