Form 10-Q
period 2025-06-30
Klaviyo, Inc.
filed 2025-08-05
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, there were 116,897,730 shares of the registrant’s Series A common stock and 183,086,637 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates, inflation, tariffs, international trade disputes, and changes in U.S. and foreign laws and regulations, and the impact on our customer spending and consumer spending generally; and
•the impact of public health crises and financial, economic, and political events on our industry, business, and results of operations.
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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$935,516	$881,473
Restricted cash	—	375
Accounts receivable, net of allowance for doubtful accounts	58,843	43,095
Deferred contract acquisition costs, current	25,070	20,544
Prepaid expenses and other current assets	41,642	34,262
Total current assets	1,061,071	979,749

Property and equipment, net	56,677	48,200
Right-of-use assets, net	86,592	42,917
Deferred contract acquisition costs, non-current	36,799	32,527
Restricted cash, non-current	738	739
Prepaid marketing expense	143,098	153,346
Other non-current assets	12,907	15,830
Total assets	$1,397,882	$1,273,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,879	$14,579
Accrued expenses	89,563	99,828
Lease liabilities, current	19,086	20,989
Deferred revenue	82,711	64,497
Total current liabilities	214,239	199,893

Lease liabilities, non-current	80,101	32,449
Other non-current liabilities	6,790	6,979
Total liabilities	301,130	239,321

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 116,877,930 and 88,956,301 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively.	117	89
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 182,757,254 and 183,801,332 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively.	183	184
Additional paid-in capital	1,980,007	1,878,899
Accumulated deficit	(883,555)	(845,185)
Total stockholders’ equity	1,096,752	1,033,987

Total liabilities and stockholders’ equity	$1,397,882	$1,273,308

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$293,117	$222,213	$572,944	$432,206
Cost of revenue	71,236	50,271	138,936	95,209
Gross profit	221,881	171,942	434,008	336,997
Operating expenses:
Selling and marketing	126,632	94,501	250,159	186,359
Research and development	72,459	55,735	141,808	111,832
General and administrative	54,116	35,759	97,117	74,951
Total operating expenses	253,207	185,995	489,084	373,142
Operating loss	(31,326)	(14,053)	(55,076)	(36,145)
Other income:
Other (expense) income	(898)	(7)	(1,562)	61
Interest income	9,743	9,979	19,002	19,525
Total other income, net	8,845	9,972	17,440	19,586
Loss before income taxes	(22,481)	(4,081)	(37,636)	(16,559)
Provision for income taxes	1,800	861	734	1,265
Net loss	(24,281)	(4,942)	(38,370)	(17,824)
Comprehensive loss	$(24,281)	$(4,942)	$(38,370)	$(17,824)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.09)	$(0.02)	$(0.14)	$(0.07)
Weighted average common shares outstanding, basic and diluted	284,928,388	265,293,214	279,674,052	263,319,667

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of March 31, 2024	70,065,833	$70	193,969,875	$194	$1,749,113	$(811,925)	$937,452
Issuance of common stock upon exercise of common stock options	—	—	669,295	1	1,112	—	1,113
Issuance of common stock upon vesting of restricted stock units	286,854	1	1,126,186	1	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,381	—	3	—	3
Issuance of common stock under the employee stock purchase plan	206,156	—	—	—	4,362	—	4,362
Vested warrants related to collaboration agreement	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	35,316	—	35,316
Tax withholdings on settlement of stock-based awards	(28,017)	—	(48,796)	—	(1,904)	—	(1,904)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	1,979,912	2	(1,979,912)	(2)	—	—	—
Net loss	—	—	—	—	—	(4,942)	(4,942)
Balance as of June 30, 2024	72,510,738	$73	194,081,029	$194	$1,796,100	$(816,867)	$979,500

Balance as of March 31, 2025	94,574,036	$95	180,983,334	$181	$1,922,930	$(859,274)	$1,063,932
Issuance of common stock upon exercise of common stock options	—	—	21,664,082	22	567	—	589
Issuance of common stock upon vesting of restricted stock units	1,213,329	1	713,692	1	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,382	—	4	—	4
Issuance of common stock under the employee stock purchase plan	275,800	—	—	—	6,093	—	6,093
Vested warrants related to the collaboration agreement	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	46,884	—	46,884
Tax withholdings on settlement of stock-based awards	(69,484)	—	(63,987)	—	(4,569)	—	(4,569)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	20,884,249	21	(20,884,249)	(21)	—	—	—
Net loss	—	—	—	—	—	(24,281)	(24,281)
Balance as of June 30, 2025	116,877,930	$117	182,757,254	$183	$1,980,007	$(883,555)	$1,096,752

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (cont.)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2024	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	4,384,377	4	4,673	—	4,677
Issuance of common stock upon vesting of restricted stock units	322,527	1	2,100,174	2	(3)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	688,763	—	7	—	7
Issuance of common stock under the employee stock purchase plan	206,156	—	—	—	4,362	—	4,362
Vested warrants related to collaboration agreement	—	—	—	—	16,200	—	16,200
Stock-based compensation expense	—	—	—	—	71,070	—	71,070
Tax withholdings on settlement of stock-based awards	(43,185)	—	(432,888)	—	(13,769)	—	(13,769)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	31,183,406	31	(31,183,406)	(31)	—	—	—
Net loss	—	—	—	—	—	(17,824)	(17,824)
Balance as of June 30, 2024	72,510,738	$73	194,081,029	$194	$1,796,100	$(816,867)	$979,500

Balance as of January 1, 2025	88,956,301	$89	183,801,332	$184	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	22,584,809	23	1,442	—	1,465
Issuance of common stock upon vesting of restricted stock units	2,098,709	2	1,456,112	2	(4)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	688,764	—	7	—	7
Issuance of common stock under the employee stock purchase plan	275,800	—	—	—	6,093	—	6,093
Vested warrants related to the collaboration agreement	—	—	—	—	16,200	—	16,200
Stock-based compensation expense	—	—	—	—	86,318	—	86,318
Tax withholdings on settlement of stock-based awards	(116,659)	—	(109,984)	—	(8,948)	—	(8,948)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	25,663,779	26	(25,663,779)	(26)	—	—	—
Net loss	—	—	—	—	—	(38,370)	(38,370)
Balance as of June 30, 2025	116,877,930	$117	182,757,254	$183	$1,980,007	$(883,555)	$1,096,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(38,370)	$(17,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,712	8,209
Non-cash operating lease costs	12,395	6,288
Amortization of deferred contract acquisition costs	13,830	8,396
Amortization of prepaid marketing expense	26,449	26,449
Gain on derecognition of asset retirement obligation	(588)	—
Loss on disposal of property and equipment	419	32
Bad debt expense	1,536	289
Stock-based compensation expense	83,731	69,133
Other	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(17,283)	(6,439)
Deferred contract acquisition costs	(22,628)	(14,748)
Prepaid expenses, prepaid taxes, and other assets	(4,504)	(7,332)
Accounts payable	9,204	(4,250)
Accrued expenses	(9,548)	(455)
Deferred revenue	18,214	6,682
Operating lease liabilities	(11,291)	(7,845)
Other non-current liabilities	(191)	508
Net cash provided by operating activities	70,087	67,082

Investing activities
Acquisition of property and equipment	(4,745)	(2,028)
Capitalization of software development costs	(10,303)	(5,032)
Net cash used in investing activities	(15,048)	(7,060)

Financing activities
Proceeds from exercise of common stock options	1,466	4,310
Cash paid for finance leases	—	(11)
Proceeds from exercise of warrants	7	7
Employee taxes paid related to net share settlement of stock-based awards	(8,948)	(13,769)
Proceeds from employee stock purchase plan	6,103	4,413
Net cash used in financing activities	(1,372)	(5,050)

Net increase in cash, cash equivalents, and restricted cash	53,667	54,972
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$936,254	$794,629
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,960	$681
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$16,200	$16,200
Capitalization of stock-based compensation expense	$2,587	$1,937
Non-cash acquisition of property and equipment through tenant incentives	$969	$—
Unpaid purchases of property and equipment	$527	$514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Business Description
Klaviyo, Inc. (the “Company” or “Klaviyo”) is a technology company that provides a modern, vertically integrated software-as-a-service (“SaaS”) platform to enable consumer-focused businesses to capture, store, analyze, and predictively use their own data to drive measurable, high-value outcomes. Klaviyo’s platform combines proprietary data and application layers into one solution with machine learning, artificial intelligence capabilities, and integrations. The Klaviyo Data Platform (“KDP”) is the foundation of the platform unifying customer data for a single view of the customer and enabling real-time activation of data across a range of applications. The Company focused on marketing automation within eCommerce with Klaviyo Marketing as its first application use case and has since expanded its suite of applications to include Klaviyo Service, Klaviyo Analytics, and advanced data management through its Advanced KDP. The Company’s marketing automation solution allows customers to orchestrate campaigns across multiple marketing channels including email, short message service (“SMS”) and Mobile Push and collect product reviews within its platform through the Company’s Reviews add-on.
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

Unaudited Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss and the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and the related notes to such condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.

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
The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three and six months ended June 30, 2025, the Company incurred $8.1 million and $16.0 million, respectively, related to fees paid under the revenue sharing agreement. During the three and six months ended June 30, 2024, the Company incurred $6.6 million, and $13.0 million, respectively, related to fees paid under the revenue sharing agreement. As of June 30, 2025 and December 31, 2024, the Company had $2.7 million and $2.6 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively. As of June 30, 2025, the Company had $2.7 million in accounts payable owed to Shopify for fees payable under the revenue sharing agreement.
During the three and six months ended June 30, 2025 and 2024, the Company capitalized prepaid marketing expense of $8.1 million and $16.2 million, and $8.1 million and $16.2 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. For the three and six months ended June 30, 2025, the Company recorded marketing expense of $13.2 million and $26.4 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and six months ended June 30, 2024, the Company recorded marketing expense of $13.2 million and $26.4 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of June 30, 2025 and December 31, 2024, the Company’s prepaid marketing expense was $143.1 million and $153.3 million, respectively. As of June 30, 2025, there was $216.0 million of unrecognized marketing expense related to

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
the warrants that will be recognized over 4.08 years. See Note 10. Common Stock and Stockholders’ Equity for further discussion of the warrants.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash equivalents of $319.3 million and $278.2 million, respectively, in money market funds.
As of December 31, 2024, the Company had a current restricted cash balance of $0.4 million. The Company did not have any current restricted cash as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had a non-current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash as of June 30, 2025 and December 31, 2024 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$935,516	$881,473
Restricted cash - current	—	375
Restricted cash - non-current	738	739
Total cash, cash equivalents, and restricted cash	$936,254	$882,587
As of June 30, 2025, $150.0 million of the $935.5 million cash and cash equivalents detailed above was held in a high yield notice deposit account requiring 31 days’ notice for withdrawal.

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
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new guidance requires additional disclosure related to the disaggregation of income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on the disclosures to the consolidated financial statements.
There are no other new accounting pronouncements that have been issued that could have a material impact on the Company’s financial position or results of operations.
3. Revenue Recognition

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$76,187	$42,519	$64,497	$40,100
Plus: Billings during the period	299,641	226,476	591,158	438,888
Less: Revenue recognized during the period	(293,117)	(222,213)	(572,944)	(432,206)
Balance at end of the period	$82,711	$46,782	$82,711	$46,782
For the three and six months ended June 30, 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $64.5 million and $61.0 million, respectively. For the three and six months ended June 30, 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $38.2 million and $37.9 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of June 30, 2025, the Company’s remaining performance obligations are $199.3 million, of which $185.6 million is expected to be recognized within the next twelve months and $13.7 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $1.4 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$319,275	$—	$—	$319,275
Total	$319,275	$—	$—	$319,275

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$278,235	$—	$—	$278,235
Total	$278,235	$—	$—	$278,235

As of June 30, 2025 and December 31, 2024, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2025 and December 31, 2024, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	June 30, 2025	December 31, 2024
Capitalized internal-use software	$39,086	$26,698
Office equipment	5,488	4,841
Computer equipment	9,467	7,027
Furniture and fixtures	8,354	8,052
Leasehold improvements	46,750	46,062
Construction-in-progress	—	124
Asset retirement cost	—	643
Total property and equipment	109,145	93,447
Less accumulated depreciation and amortization	(52,468)	(45,247)
Total property and equipment, net	$56,677	$48,200
Depreciation and amortization expense related to property and equipment was approximately $3.9 million and $8.7 million for the three and six months ended June 30, 2025, respectively, and $4.2 million and $8.2 million for the three and six months ended June 30, 2024. On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $1.8 million and $2.4 million in depreciation expense for the three and six months ended June 30, 2025, respectively, and an immaterial impact on basic and diluted net loss per share attributable to Series A and Series B common stockholders.
During the three months ended June 30, 2025 and 2024, the Company capitalized $6.7 million and $4.8 million of internal-use software development costs, respectively. During the six months ended June 30, 2025 and 2024, the Company capitalized $12.8 million and $6.9 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $1.9 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $3.6 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During fiscal year 2020, on the commencement date of the lease for the Company’s corporate headquarters, the Company established an asset retirement obligation based on the present value of contractually required estimated future costs to remove long-lived assets at the termination or expiration of a lease and to return the space to its original condition. As of December 31, 2024, the asset retirement obligation is included in other non-current liabilities on the Condensed Consolidated Balance Sheets. On January 31, 2025, the Company amended the lease agreement for its Boston corporate headquarters and, under the terms of the amendment, the Company is relieved of the obligation to return the space to its original condition. During the six months ended June 30, 2025, the Company derecognized the asset retirement obligation and recorded an immaterial gain for the difference between the Company’s estimate of the asset retirement obligation and the carrying value of the asset retirement cost which is included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Asset retirement obligation activity for the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$—	$771	$802	$761
Additions	—	—	—	—
Accretion	—	10	—	20
Derecognition	—	—	(802)	—
Ending balance	$—	$781	$—	$781

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	June 30, 2025	December 31, 2024
Accrued compensation and employee related costs	$45,460	$53,652
Accrued sabbatical	3,645	3,233
Accrued value added tax	882	1,000
Other accrued taxes	4,649	7,055
Accrued cost of revenue	20,194	18,216
Accrued professional services	4,117	3,475
Accrued marketing	5,825	8,739
Other accrued expenses	4,791	4,458
Total accrued expenses	$89,563	$99,828

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2025 and December 31, 2024, were $281.3 million and $225.5 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at June 30, 2025 and December 31, 2024, the Company has not incurred any costs for guarantees or indemnities.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$6,620	$3,236	$12,395	$6,288
Short-term lease cost	260	83	512	178
Financing lease cost	—	5	—	10
Total lease cost	$6,880	$3,324	$12,907	$6,476

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of,
	June 30, 2025	December 31, 2024
Operating lease ROU assets	$86,592	$42,917
Operating lease liabilities, current	19,086	20,989
Operating lease liabilities, non-current	80,101	32,449
Total lease liabilities	$99,187	$53,438

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for operating lease liabilities, net of tenant incentives received	$10,322	$7,845
ROU assets recognized for new leases and amendments (non-cash)	$51,602	$—

Other information related to leases is as follows:

	As of,
	June 30, 2025	December 31, 2024
Weighted average remaining lease term	6.7 years	2.8 years
Weighted average discount rate	6.67%	5.13%
Future undiscounted annual cash flows for the Company’s operating leases as of June 30, 2025 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2025	$6,963
2026	23,278
2027	14,582
2028	15,789
2029	16,132
Thereafter	48,583
Total future undiscounted lease payments	125,327
Less imputed interest	(26,140)
Total lease liabilities	$99,187

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of June 30, 2025.

On January 31, 2025, the Company amended the lease agreement for its corporate headquarters. The amendment (i) modified the lease term and payment terms for the existing leased premises and (ii) expanded the leased premises under the lease. The newly leased premises have phased lease commencement dates ranging from February 2025 to June 2026. The lease term for the existing and newly leased premises ends in March 2033. As of June 30, 2025, the gross aggregate payments for leases that have not yet commenced are $30.9 million.

9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three and six months ended June 30, 2025 and 2024, are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was (8.0)% and (21.1)% for the three months ended June 30, 2025 and 2024, respectively, and the Company’s effective tax rate was (2.0)% and (7.6)% for the six months ended June 30, 2025 and 2024, respectively. The current period tax expense reflects increase in profits before taxes in our international entities, partially offset by excess tax benefits related to stock-based compensation.

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences give rise to a significant portion of the Company’s deferred tax assets and liabilities. The Company continues to maintain a valuation allowance against its deferred tax assets in the U.S. Due to certain executive option exercises during the three months ended June 30, 2025, there is a significant increase in net operating losses fully offset by a related valuation allowance.

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of June 30, 2025 and December 31, 2024. The unrecognized tax benefits as of June 30, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of June 30, 2025, the Company has had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.
10. Common Stock and Stockholders’ Equity

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

The following table summarizes the warrants activity during the six months ended June 30, 2025:

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2025	3,788,204	$0.01	7.58
Granted	—	—	—
Exercised	(688,764)	0.01	7.34
Cancelled	—	—	—
Warrants outstanding at June 30, 2025	3,099,440	$0.01	7.08
During the three and six months ended June 30, 2025, 344,382 and 688,764 warrants vested. The Company has no vested but not exercised warrants outstanding as of June 30, 2025. During the three and six months ended June 30, 2024, 344,381 and 688,763 warrants vested, respectively.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
The Company has outstanding awards issued under its 2015 Stock Incentive Plan (as amended, the “2015 Plan”) and its 2023 Stock Option and Incentive Plan (the “2023 Plan”). Both plans provide for the grant of various types of stock-based compensation awards including, but not limited to, restricted stock units (“RSUs”), ISOs, NSOs, and RSAs. During the three and six months ended June 30, 2025 and 2024, the Company solely granted RSUs under the 2023 Plan. As of June 30, 2025, the Company’s authorized common stock includes 73,956,436 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 55,243,014 shares are available for future grants.
Restricted Stock Units

During the three and six months ended June 30, 2025, the Company granted RSUs to employees under the 2023 Plan. RSUs granted under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2023 Plan, for a period of 3 years or 4 years. Generally, RSUs vest quarterly over a 3 year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years.

Employee Stock Purchase Plan

On August 24, 2023, the Company’s board of directors adopted the Company’s 2023 Employee Stock Purchase Plan (“ESPP”). As of June 30, 2025, the Company reserved 10,857,661 shares of Series A common stock for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense related to the ESPP of $1.3 million and $2.7 million, respectively. During the three and six months ended June 30, 2024, the Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $1.9 million, respectively. As of June 30, 2025, $0.5 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.5 years.
During the three and six months ended June 30, 2025, the Company issued 275,800 shares of Series A common stock under the ESPP. During the three and six months ended June 30, 2024, the Company issued 206,156 shares of Series A common stock under the ESPP.

Modifications
During the three months ended June 30, 2025, the Company provided six terminated employees with accelerated vesting on the service-based vesting condition of 15,613 RSUs and recorded incremental stock-based compensation expense of $0.3 million resulting from the modifications. During the six months ended June 30, 2025, the Company provided fifteen terminated employees with accelerated vesting on the service-based vesting condition of 39,747 RSUs and recorded incremental stock-based compensation expense of $1.1 million resulting from the modifications. During the three and six months ended June 30, 2024, there were no material modifications related to share based awards.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,955	$2,621	$3,712	$4,999
Selling and marketing	14,329	10,175	26,426	21,459
Research and development	18,643	13,053	34,831	26,174
General and administrative	10,477	7,657	18,762	16,501
Stock-based compensation, net of amounts capitalized	45,404	33,506	83,731	69,133
Capitalized stock-based compensation expense	1,480	1,810	2,587	1,937
Total stock-based compensation expense	$46,884	$35,316	$86,318	$71,070

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Loss Per Share
Basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss income per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, stock options, and shares to be issued under the ESPP as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the period presented, as their effect was antidilutive for the three and six months ended June 30, 2025 and 2024.
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
The following table presents the calculation of basic and diluted net loss per share attributable to Series A and Series B common stockholders for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(24,281)	$(4,942)	$(38,370)	$(17,824)
Denominator:
Weighted-average shares, basic and diluted	284,928,388	265,293,214	279,674,052	263,319,667
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.09)	$(0.02)	$(0.14)	$(0.07)

The following table summarizes the potential common shares excluded from the computation of diluted net loss per share (in thousands):

	As of June 30,
	2025	2024
Warrants outstanding	3,099,440	4,476,969
Investment Option	15,743,174	15,743,174
RSUs outstanding	18,407,326	17,870,881
Options outstanding	2,579,606	27,347,372
ESPP	29,212	218,438
Total	39,858,758	65,656,834

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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas:
United States	$177,220	$139,298	$349,119	$272,033
Other Americas (1)	14,007	11,395	27,602	22,397
APAC (1)(2)	30,211	22,665	58,473	44,057
EMEA (1)(3)	71,679	48,855	137,750	93,719
Total Revenue	$293,117	$222,213	$572,944	$432,206
(1) Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
(2) Asia-Pacific
(3) Europe, the Middle East and Africa
Disaggregation of Long-lived Assets
Long-lived assets consist of property and equipment and ROU assets. Long-lived assets by geographical region are as follows (in thousands):

	As of,
	June 30, 2025	December 31, 2024
Americas:
United States	$128,604	$71,894
APAC (1)	1,785	2,207
EMEA: (2)
United Kingdom	12,836	17,016
Other (3)	44	—
Total Long-lived assets	$143,269	$91,117
(1) Asia-Pacific
(2) Europe, the Middle East and Africa
(3) No other country in this geographic region represented more than 10% of the Company’s long-lived assets for the periods presented

14. Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 176,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence capabilities and over 350 integrations.
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
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. As of June 30, 2025, our platform had efficiently scaled to over 176,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.
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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. In 2025, we expanded our presence in the Asia Pacific region by adding operations in Singapore. We have already experienced significant growth with international sales outside of the Americas accounting for 34.2% of our revenue for the six months ended June 30, 2025. We also continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer SMS capabilities in more than 20 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish and Italian. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
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

As of June 30, 2025, we had 3,291 customers generating over $50,000 of ARR, compared to 2,386 customers generating over $50,000 of ARR as of June 30, 2024, representing growth of 38% year-over-year.
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

As of June 30, 2025 and 2024, our NRR was 108% and 112%, respectively. The decrease in this metric from June 30, 2024 to June 30, 2025 was largely driven by relatively lower comparable expansion of existing customer plans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
($ in thousands)
Consolidated Statements of Operations
Revenue	$293,117	$222,213	$572,944	$432,206
Cost of revenue(1)	71,236	50,271	138,936	95,209
Gross profit	221,881	171,942	434,008	336,997
Operating expenses:
Selling and marketing(1)	126,632	94,501	250,159	186,359
Research and development(1)	72,459	55,735	141,808	111,832
General and administrative(1)	54,116	35,759	97,117	74,951
Total operating expenses	253,207	185,995	489,084	373,142
Operating loss	(31,326)	(14,053)	(55,076)	(36,145)
Other income:
Other (expense) income, net	(898)	(7)	(1,562)	61
Interest income	9,743	9,979	19,002	19,525
Total other income, net	8,845	9,972	17,440	19,586
Loss before income taxes	(22,481)	(4,081)	(37,636)	(16,559)
Provision for income taxes	1,800	861	734	1,265
Net loss	$(24,281)	$(4,942)	$(38,370)	$(17,824)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,955	$2,621	$3,712	$4,999
Selling and marketing	14,329	10,175	26,426	21,459
Research and development	18,643	13,053	34,831	26,174
General and administrative	10,477	7,657	18,762	16,501
Stock-based compensation, net of amounts capitalized	45,404	33,506	83,731	69,133
Capitalized stock-based compensation expense	1,480	1,810	2,587	1,937
Total stock-based compensation expense	$46,884	$35,316	$86,318	$71,070

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.3	22.6	24.2	22.0
Gross profit	75.7	77.4	75.8	78.0
Operating expenses:
Selling and marketing	43.2	42.5	43.7	43.1
Research and development	24.7	25.1	24.8	25.9
General and administrative	18.5	16.1	17.0	17.3
Total operating expenses	86.4	83.7	85.5	86.3
Operating loss	(10.7)	(6.3)	(9.7)	(8.3)
Other income:
Other (expense) income, net	(0.3)	—	(0.3)	—
Interest income	3.3	4.5	3.3	4.5
Total other income, net	3.0	4.5	3.0	4.5
Loss before income taxes	(7.7)	(1.8)	(6.7)	(3.8)
Provision for income taxes	0.6	0.4	0.1	0.3
Net loss	(8.3)%	(2.2)%	(6.8)%	(4.1)%

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024
Revenue - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Revenue	$293,117	$222,213	$70,904	31.9%
Revenue for the three months ended June 30, 2025 increased by $70.9 million or 31.9%, to $293.1 million compared to $222.2 million for the three months ended June 30, 2024. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the three months ended June 30, 2025, sales to existing customers accounted for approximately 44% of the increase in revenue while approximately 56% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Revenue	$572,944	$432,206	$140,738	32.6%
Revenue for the six months ended June 30, 2025 increased by $140.7 million or 32.6%, to $572.9 million compared to $432.2 million for the six months ended June 30, 2024. The increase was due to new business, expanded usage of our platform, and growth of our SMS channel. For the six months ended June 30, 2025, sales to existing customers accounted for approximately 42% of the increase in revenue while approximately 58% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Cost of revenue	$71,236	$50,271	$20,965	41.7%
Cost of revenue for the three months ended June 30, 2025 increased by $21.0 million or 41.7%, to $71.2 million compared to $50.3 million for the three months ended June 30, 2024. This was primarily due to an increase of approximately $8.8 million in outbound communication sending costs on behalf of our customers due to increased SMS usage, $8.6 million in cloud-based infrastructure costs, and $2.5 million in technology expenses.
Cost of Revenue - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Cost of revenue	$138,936	$95,209	$43,727	45.9%
Cost of revenue for the six months ended June 30, 2025 increased by $43.7 million or 45.9%, to $138.9 million compared to $95.2 million for the six months ended June 30, 2024. This was primarily due to an increase of approximately $20.7 million in cloud-based infrastructure costs, $15.9 million in outbound communication sending costs on behalf of our customers due to increased SMS usage, $4.5 million in technology expenses, and $2.5 million in salaries and personnel expenses as a result of increases in headcount.

Gross Profit - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Gross profit	$221,881	$171,942	$49,939	29.0%
Gross profit for the three months ended June 30, 2025 increased by $49.9 million or 29.0%, to $221.9 million compared to $171.9 million for the three months ended June 30, 2024. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Gross Profit - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Gross profit	$434,008	$336,997	$97,011	28.8%
Gross profit for the six months ended June 30, 2025 increased by $97.0 million or 28.8%, to $434.0 million compared to $337.0 million for the six months ended June 30, 2024. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Selling and Marketing - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing	$126,632	$94,501	$32,131	34.0%
Selling and marketing expenses for the three months ended June 30, 2025 increased by $32.1 million or 34.0%, to $126.6 million compared to $94.5 million for the three months ended June 30, 2024. This increase was primarily due to an increase of approximately $14.2 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $4.6 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $4.4 million in professional services, $4.2 million in stock-based compensation due to the vesting of restricted stock units (“RSUs”), $3.3 million in partnership-related expenses across our ecosystem, and $1.2 million in technology expenses.
Selling and Marketing - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing	$250,159	$186,359	$63,800	34.2%
Selling and marketing expenses for the six months ended June 30, 2025 increased by $63.8 million or 34.2%, to $250.2 million compared to $186.4 million for the six months ended June 30, 2024. This increase was primarily due to an increase of approximately $28.8 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $13.9 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $7.4 million in professional services, $6.5 million in partnership-related expenses across our ecosystem, $5.0 million in stock-based compensation due to the vesting of RSUs, and $2.3 million in technology expenses.

Research and Development - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development	$72,459	$55,735	$16,724	30.0%
Research and development costs for the three months ended June 30, 2025 increased by $16.7 million or 30.0%, to $72.5 million compared to $55.7 million for the three months ended June 30, 2024. This increase was primarily due to an increase of approximately $9.2 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $5.6 million of stock-based compensation due to the vesting of RSUs, and $2.1 million in technology expenses.
Research and Development - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development	$141,808	$111,832	$29,976	26.8%
Research and development costs for the six months ended June 30, 2025 increased by $30.0 million or 26.8%, to $141.8 million compared to $111.8 million for the six months ended June 30, 2024. This increase was primarily due to an increase of approximately $19.2 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $8.7 million of stock-based compensation due to the vesting of RSUs, and $2.8 million in technology expenses.
General and Administrative - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative	$54,116	$35,759	$18,357	51.3%
General and administrative expenses for the three months ended June 30, 2025 increased by $18.4 million or 51.3%, to $54.1 million compared to $35.8 million for the three months ended June 30, 2024. This increase was primarily due to an increase of approximately $11.6 million in salaries and related personnel expenses as a result of payroll taxes from increased option exercises, $2.8 million in stock-based compensation due to the vesting of RSUs, $2.3 million in payment processing fees related to an increase in customer transactions, and $1.0 million in technology expenses.
General and Administrative - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative	$97,117	$74,951	$22,166	29.6%
General and administrative expenses for the six months ended June 30, 2025 increased by $22.2 million or 29.6%, to $97.1 million compared to $75.0 million for the six months ended June 30, 2024. This increase was primarily due to an increase of approximately $13.2 million in salaries and related personnel expenses as a result of payroll taxes from increased option exercises, $4.6 million in payment processing fees related to an increase in customer transactions, $2.3 million in stock-based compensation due to the vesting of RSUs, and $1.7 million in technology expenses.

Other (Expense) Income, Net - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Other (expense) income, net	$(898)	$(7)	$(891)	NM
______________
NM - Not meaningful
Other (expense) income, net, for the three months ended June 30, 2025 increased by $0.9 million to $(0.9) million compared to $0.0 million for the three months ended June 30, 2024. This increase was primarily due to unfavorable foreign exchange fluctuations.
Other (Expense) Income, Net - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Other (expense) income, net	$(1,562)	$61	$(1,623)	(2,660.7)%

Other (expense) income, net, for the six months ended June 30, 2025 increased by $1.6 million or 2,660.7% to $(1.6) million compared to $0.1 million for the six months ended June 30, 2024. This increase was primarily due to unfavorable foreign exchange fluctuations.
Interest Income - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$9,743	$9,979	$(236)	(2.4)%

Interest income for the three months ended June 30, 2025 decreased by an immaterial amount compared to the three months ended June 30, 2024.
Interest Income - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$19,002	$19,525	$(523)	(2.7)%

Interest income for the six months ended June 30, 2025 decreased by an immaterial amount compared to the six months ended June 30, 2024.
Provision for Income Taxes - Three Month Change

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$1,800	$861	$939	109.1%

The Company recorded income tax expense of $1.8 million for the three months ended June 30, 2025 compared to income tax expense of $0.9 million for the three months ended June 30, 2024 representing an increase of $0.9 million. This was primarily due to an increase in profits before taxes in our international entities.
Provision for Income Taxes - Six Month Change

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$734	$1,265	$(531)	(42.0)%

The Company recorded income tax expense of $0.7 million for the six months ended June 30, 2025 compared to income tax expense of $1.3 million for the six months ended June 30, 2024 representing a decrease of $0.5 million. This was primarily due to greater stock based compensation windfalls in 2025.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through June 30, 2025, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our initial public offering in September 2023. As of June 30, 2025, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $936.3 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $319.3 million in money market funds.
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

The following table sets forth, for the periods indicated, our working capital:

	As of,
	June 30,	December 31,
	2025	2024
($ in thousands)
Cash	$935,516	$881,473
Restricted cash, current(1)	—	375
Accounts receivable, net of allowance for doubtful accounts	58,843	43,095
Deferred contract acquisition costs	25,070	20,544
Prepaid expenses and other current assets	41,642	34,262
Accounts payable	22,879	14,579
Accrued expenses	89,563	99,828
Operating lease liabilities	19,086	20,989
Deferred revenue	82,711	64,497
Total Working Capital	$846,832	$779,856
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

	Six Months Ended June 30,
	2025	2024
($ in thousands)
Net cash provided by (used in)
Operating activities	$70,087	$67,082
Investing activities	(15,048)	(7,060)
Financing activities	(1,372)	(5,050)
Net increase in cash, cash equivalents, and restricted cash	$53,667	$54,972
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$936,254	$794,629

Operating Activities
Net cash provided by operating activities of $70.1 million for the six months ended June 30, 2025 was primarily attributable to a net loss of $38.4 million adjusted for non-cash charges of $146.5 million and net cash outflows of $38.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $83.7 million of stock-based compensation expense, $26.4 million of prepaid marketing expense amortization, $13.8 million of amortization related to deferred contract acquisition costs, $12.4 million of operating lease costs, $8.7 million of depreciation and amortization expense and $1.5 million of bad debt expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $22.6 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $17.3 million increase in accounts receivable due to an increase in customer billings, a $11.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $4.5 million increase in prepaid expenses and other assets, and a $0.3 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $18.2 million increase in deferred revenue resulting from increased billings for subscriptions.
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
Investing Activities
Net cash used in investing activities of $15.0 million for the six months ended June 30, 2025 consisted of $10.3 million of capitalized software development costs and $4.7 million purchases of property and equipment.
Net cash used in investing activities of $7.1 million for the six months ended June 30, 2024 consisted of $5.0 million of capitalized software development costs and $2.0 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $1.4 million for the six months ended June 30, 2025 and primarily consisted of approximately $6.1 million of proceeds from our employee stock purchase plan and $1.5 million of proceeds from the exercise of stock options offset by $8.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
Net cash used in financing activities of $5.1 million for the six months ended June 30, 2024 primarily consisted of approximately $4.4 million of proceeds from our employee stock purchase plan and $4.3 million of proceeds from the exercise of stock options offset by $13.8 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of June 30, 2025 were $125.3 million, with $19.8 million payable within 12 months.

Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of June 30, 2025 were $281.3 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025.
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

Interest Rate Risk

We had cash of $936.3 million as of June 30, 2025, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2025, we had no debt, and therefore no potential market risk for interest expense.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $572.9 million and $432.2 million for the six months ended June 30, 2025 and 2024, respectively, representing a growth rate of 32.6%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our SMS offering alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 2,035 employees as of June 30, 2024 to 2,435 employees as of June 30, 2025. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. In 2025, we expanded our presence in the Asia Pacific region by adding operations in Singapore. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 81,000 as of June 30, 2024 to approximately 98,000 as of June 30, 2025. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products and features we offer (including Reviews, Marketing Analytics, and Advanced KDP offerings, and AI features alongside our data platform, email, SMS and mobile push offerings) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
We incurred net losses of $46.1 million and $308.2 million in the fiscal years ended December 31, 2024 and 2023, respectively, and net losses of $24.3 million and $38.4 million during the three and six months ended June 30, 2025, respectively. We are not certain whether we will be able to achieve and maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
For the years ended December 31, 2024 and 2023, and the three and six months ended June 30, 2025, our research and development expenses were 25.4%, 37.6%, 24.7%, and 24.8% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as SMS, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and six months ended June 30, 2025, we derived 39.5% and 39.1% of our revenue from customer accounts outside of the United States. We currently have international offices in the United

Kingdom, Australia, and Ireland, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
As of December 31, 2024, we had approximately $304.1 million of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2024, we had approximately $232.6 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2027. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation. Due to certain executive option exercises as well as tax legislation impacts from the One Big Beautiful Bill Act, we anticipate NOLs to increase in the future.
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
Despite Brexit, the UK GDPR remains largely aligned with EU GDPR. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to application, interpretation, enforcement and administrative burdens. For example, a new Data Use and Access Bill was recently passed by parliament and received royal assent, becoming the Data (Use and Access) Act 2025 (the “UK Act”). The UK Act may have the effect of further altering the similarities between the United Kingdom and European Economic Area data protection regimes and threaten the United Kingdom’s adequacy decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk exposure. This lack of clarity on future United Kingdom laws and regulations and their interaction with those of the European Economic Area could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs. We may no longer be able to take a unified approach across the European Union and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework. In addition, European Economic Area Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the European Economic Area.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 64.3% of the voting power of our capital stock as of June 30, 2025. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 48.0% and 18.1%, respectively, of our Series B common stock and together 66.1% of our Series B common stock as of June 30, 2025. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline and may make it more difficult for you to sell your shares of our Series A common stock at a time and price that you deem appropriate. For example, on May 16, 2025, our Chief Executive Officer, co-founder, director and largest stockholder, Andrew Bialecki, sold 10,969,078 shares of our Series A common stock in a registered secondary offering to cover tax obligations related to the exercise of his expiring stock options. If Mr. Bialecki or any of our other directors, executive officers or principal stockholders were to sell a substantial portion of shares of our Series A common stock in the public market, whether in a single transaction or a series of transactions, the trading price of our Series A common stock could decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), various vesting agreements and a lock-up period expiring on August 12, 2025 (subject to certain customary exceptions), we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of June 30, 2025, we had 2,579,606 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 3,190,850 shares of Series B common stock and 15,216,476 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
Our corporate headquarters are located in Boston, Massachusetts, and we have employees elsewhere in the United States. We also have offices in the United Kingdom, Australia, and Ireland. A significant natural disaster, such as an earthquake, fire, or flood, occurring at our corporate headquarters, at one of our other facilities, or where a partner is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our third-party vendors, it could adversely affect the ability of our customers to use our platform. In addition, natural disasters and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
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
On April 28, 2025, Shopify partially exercised the Shopify Warrants in cash for 344,382 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.82. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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

Item 5. Other Information

Securities Trading Plans of Directors or Executive Officers

(c) During the three months ended June 30, 2025, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities, as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Andrew Bialecki	Chief Executive Officer, Co-Founder, and Chairperson	May 20, 2025	August 26, 2025	8,000,000	May 29, 2026
Susan St. Ledger	Director	June 11, 2025	September 10, 2025	12,745	June 15, 2026
Ed Hallen	Chief Strategy Officer, Co-Founder, and Director	June 12, 2025	September 15, 2025	990,000	June 30, 2026

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2025.

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

KLAVIYO, INC.

Dated: August 5, 2025	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2025	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)