Form 10-Q
period 2025-09-30
Klaviyo, Inc.
filed 2025-11-05
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, there were 137,856,147 shares of the registrant’s Series A common stock and 164,089,133 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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
•our ability to leverage artificial intelligence (“AI”) and machine learning and effectively develop and deliver products that incorporate AI and machine learning;
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
•We have incorporated and expect to continue to incorporate AI technology into our products and services, which may expose us to additional risks due to the evolving nature of the technology;
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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$980,267	$881,473
Restricted cash	—	375
Accounts receivable, net of allowance for doubtful accounts	61,244	43,095
Deferred contract acquisition costs, current	27,004	20,544
Prepaid expenses and other current assets	41,494	34,262
Total current assets	1,110,009	979,749

Property and equipment, net	67,267	48,200
Right-of-use assets, net	94,909	42,917
Deferred contract acquisition costs, non-current	39,706	32,527
Restricted cash, non-current	738	739
Prepaid marketing expense	137,973	153,346
Other non-current assets	14,458	15,830
Total assets	$1,465,060	$1,273,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,515	$14,579
Accrued expenses	94,546	99,828
Lease liabilities, current	24,510	20,989
Deferred revenue	87,926	64,497
Total current liabilities	227,497	199,893

Lease liabilities, non-current	88,895	32,449
Other non-current liabilities	6,594	6,979
Total liabilities	322,986	239,321

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 137,345,197 and 88,956,301 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively.	137	89
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 164,564,196 and 183,801,332 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively.	165	184
Additional paid-in capital	2,025,753	1,878,899
Accumulated deficit	(883,981)	(845,185)
Total stockholders’ equity	1,142,074	1,033,987

Total liabilities and stockholders’ equity	$1,465,060	$1,273,308

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$310,880	$235,094	$883,824	$667,300
Cost of revenue	76,143	54,357	215,079	149,567
Gross profit	234,737	180,737	668,745	517,733
Operating expenses:
Selling and marketing	127,651	100,018	377,810	286,377
Research and development	72,668	55,769	214,476	167,601
General and administrative	45,254	38,228	142,371	113,179
Total operating expenses	245,573	194,015	734,657	567,157
Operating loss	(10,836)	(13,278)	(65,912)	(49,424)
Other income:
Other (expense) income	(89)	229	(1,651)	290
Interest income	10,311	10,504	29,313	30,029
Total other income, net	10,222	10,733	27,662	30,319
Loss before income taxes	(614)	(2,545)	(38,250)	(19,105)
(Benefit) provision for income taxes	(188)	(1,200)	546	64
Net loss	(426)	(1,345)	(38,796)	(19,169)
Comprehensive loss	$(426)	$(1,345)	$(38,796)	$(19,169)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$—	$(0.01)	$(0.14)	$(0.07)
Weighted average common shares outstanding, basic and diluted	300,828,017	267,854,769	286,806,721	264,846,463

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of June 30, 2024	72,510,738	$73	194,081,029	$194	$1,796,100	$(816,867)	$979,500
Issuance of common stock upon exercise of common stock options	—	—	706,906	1	1,539	—	1,540
Issuance of common stock upon vesting of restricted stock units	483,175	—	1,225,134	1	(1)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,384	—	3	—	3
Vested warrants related to collaboration agreement	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	32,438	—	32,438
Tax withholdings on settlement of stock-based awards	(28,017)	—	(148,896)	—	(5,495)	—	(5,495)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	5,512,369	5	(5,512,369)	(5)	—	—	—
Net loss	—	—	—	—	—	(1,345)	(1,345)
Balance as of September 30, 2024	78,478,265	$78	190,696,188	$191	$1,832,684	$(818,212)	$1,014,741

Balance as of June 30, 2025	116,877,930	$117	182,757,254	$183	$1,980,007	$(883,555)	$1,096,752
Issuance of common stock upon exercise of common stock options	—	—	160,120	—	267	—	267
Issuance of common stock upon vesting of restricted stock units	1,258,799	1	648,665	1	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,383	—	3	—	3
Vested warrants related to the collaboration agreement	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	41,485	—	41,485
Tax withholdings on settlement of stock-based awards	(66,873)	—	(70,885)	—	(4,107)	—	(4,107)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	19,275,341	19	(19,275,341)	(19)	—	—	—
Net loss	—	—	—	—	—	(426)	(426)
Balance as of September 30, 2025	137,345,197	$137	164,564,196	$165	$2,025,753	$(883,981)	$1,142,074

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (cont.)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2024	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	5,091,283	5	6,212	—	6,217
Issuance of common stock upon vesting of restricted stock units	805,702	1	3,325,308	3	(4)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	1,033,147	—	10	—	10
Issuance of common stock under the employee stock purchase plan	206,156	—	—	—	4,362	—	4,362
Vested warrants related to collaboration agreement	—	—	—	—	24,300	—	24,300
Stock-based compensation expense	—	—	—	—	103,508	—	103,508
Tax withholdings on settlement of stock-based awards	(71,202)	—	(581,784)	—	(19,264)	—	(19,264)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	36,695,775	36	(36,695,775)	(36)	—	—	—
Net loss	—	—	—	—	—	(19,169)	(19,169)
Balance as of September 30, 2024	78,478,265	$78	190,696,188	$191	$1,832,684	$(818,212)	$1,014,741

Balance as of January 1, 2025	88,956,301	$89	183,801,332	$184	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	22,744,929	23	1,709	—	1,732
Issuance of common stock upon vesting of restricted stock units	3,357,508	3	2,104,777	3	(6)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	1,033,147	—	10	—	10
Issuance of common stock under the employee stock purchase plan	275,800	—	—	—	6,093	—	6,093
Vested warrants related to the collaboration agreement	—	—	—	—	24,300	—	24,300
Stock-based compensation expense	—	—	—	—	127,803	—	127,803
Tax withholdings on settlement of stock-based awards	(183,532)	—	(180,869)	—	(13,055)	—	(13,055)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	44,939,120	45	(44,939,120)	(45)	—	—	—
Net loss	—	—	—	—	—	(38,796)	(38,796)
Balance as of September 30, 2025	137,345,197	$137	164,564,196	$165	$2,025,753	$(883,981)	$1,142,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(38,796)	$(19,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	13,092	12,771
Non-cash operating lease costs	18,245	9,562
Amortization of deferred contract acquisition costs	21,526	13,841
Amortization of prepaid marketing expense	39,673	39,673
Gain on derecognition of asset retirement obligation	(588)	—
Loss on disposal of property and equipment	629	32
Bad debt expense	1,884	131
Stock-based compensation expense	124,168	100,690
Deferred income tax	(1,501)	(558)
Changes in operating assets and liabilities:
Accounts receivable	(20,032)	(11,519)
Deferred contract acquisition costs	(35,165)	(24,499)
Prepaid expenses, prepaid taxes, and other assets	(1,739)	(14,021)
Accounts payable	6,751	(2,069)
Accrued expenses	(8,673)	(682)
Deferred revenue	23,422	12,832
Operating lease liabilities	(17,476)	(11,805)
Other non-current liabilities	(573)	656
Net cash provided by operating activities	124,847	105,866

Investing activities
Acquisition of property and equipment	(7,019)	(3,575)
Capitalization of software development costs	(15,734)	(8,023)
Acquisition of business, net of cash acquired	(2,031)	—
Net cash used in investing activities	(24,784)	(11,598)

Financing activities
Proceeds from exercise of common stock options	1,732	6,244
Cash paid for finance leases	—	(16)
Proceeds from exercise of warrants	10	10
Employee taxes paid related to net share settlement of stock-based awards	(13,055)	(19,264)
Proceeds from employee stock purchase plan	9,668	6,999
Net cash used in financing activities	(1,645)	(6,027)

Net increase in cash, cash equivalents, and restricted cash	98,418	88,241
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$981,005	$827,898
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,778	$4,712
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$24,300	$24,300
Capitalization of stock-based compensation expense	$3,635	$2,818

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

Non-cash acquisition of property and equipment through tenant incentives	$7,205	$—
Unpaid purchases of property and equipment	$673	$422
Acquisition holdback	$500	$—

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
Klaviyo Marketing allows customers to orchestrate campaigns across multiple marketing channels, including email, text messaging, mobile push, and WhatsApp, and collect product reviews within its platform through the Company’s Reviews add-on. Klaviyo Service is an AI-powered customer service platform that integrates with marketing and data to help businesses provide customer support via Customer Hub, Customer Agent and Helpdesk. In Klaviyo Analytics, Marketing Analytics gives brands real-time AI-powered insight into customer and purchase behavior so they can take action faster. Our Advanced KDP offering unlocks features for ways to track, transform, and cleanse data and run advanced reporting and predictive analysis.
The Company generates revenue through the sale of subscriptions to its customers for the use of its platform. Subscription plans are tiered based on the number of consumer profiles stored on the Company’s platform and the number of emails, text messages and WhatsApp messages sent.
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Unaudited Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss and the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and the related notes to such condensed consolidated financial statements are unaudited.
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

Significant Accounting Policies
Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the audited annual consolidated financial statements for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 19, 2025. There have been no material changes to our significant accounting policies since the year ended December 31, 2024.

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
The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Operations and Comprehensive Loss. During the three and nine months ended September 30, 2025, the Company incurred $8.3 million and $24.3 million, respectively, related to fees paid under the revenue sharing agreement. During the three and nine months ended September 30, 2024, the Company incurred $6.9 million, and $19.9 million, respectively, related to fees paid under the revenue sharing agreement. As of September 30, 2025 and December 31, 2024, the Company had $2.8 million and $2.6 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively. As of September 30, 2025, the Company had $2.8 million in accounts payable owed to Shopify for fees payable under the revenue sharing agreement.
During the three and nine months ended September 30, 2025 and 2024, the Company capitalized prepaid marketing expense of $8.1 million and $24.3 million, and $8.1 million and $24.3 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. For the three and nine months ended September 30, 2025, the Company recorded marketing expense of $13.2 million and $39.6 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and nine months ended September 30, 2024, the Company recorded marketing expense of $13.2 million and $39.7 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of September 30, 2025 and December 31, 2024, the Company’s prepaid marketing expense was $138.0 million and $153.3 million, respectively. As of September 30, 2025, there was $202.8 million of unrecognized marketing expense related to the warrants that will be recognized over 3.83 years. See Note 10. Common Stock and Stockholders’ Equity for further discussion of the warrants.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash equivalents of $322.7 million and $278.2 million, respectively, in money market funds.
As of December 31, 2024, the Company had a current restricted cash balance of $0.4 million. The Company did not have any current restricted cash as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had a non-current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash as of September 30, 2025 and December 31, 2024 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$980,267	$881,473
Restricted cash - current	—	375
Restricted cash - non-current	738	739
Total cash, cash equivalents, and restricted cash	$981,005	$882,587
As of September 30, 2025, $150.0 million of the $980.3 million cash and cash equivalents detailed above was held in a high yield notice deposit account requiring 31 days’ notice for withdrawal.

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
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new guidance amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on the consolidated financial statements and related disclosures.
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
3. Revenue Recognition

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$82,711	$46,782	$64,497	$40,100
Plus: Billings during the period	316,095	241,244	907,253	680,132
Less: Revenue recognized during the period	(310,880)	(235,094)	(883,824)	(667,300)
Balance at end of the period	$87,926	$52,932	$87,926	$52,932
For the three and nine months ended September 30, 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $71.0 million and $63.2 million, respectively. For the three and nine months ended September 30, 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $42.4 million and $39.1 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of September 30, 2025, the Company’s remaining performance obligations are $215.7 million, of which $200.0 million is expected to be recognized within the next twelve months and $15.7 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Accounts receivable are shown net of an allowance for doubtful accounts of $2.5 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$322,667	$—	$—	$322,667
Total	$322,667	$—	$—	$322,667

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$278,235	$—	$—	$278,235
Total	$278,235	$—	$—	$278,235

As of September 30, 2025 and December 31, 2024, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of September 30, 2025 and December 31, 2024, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	September 30, 2025	December 31, 2024
Capitalized internal-use software	$45,537	$26,698
Office equipment	5,833	4,841
Computer equipment	10,368	7,027
Furniture and fixtures	8,855	8,052
Leasehold improvements	46,954	46,062
Construction-in-progress	6,298	124
Asset retirement cost	—	643
Total property and equipment	123,845	93,447
Less accumulated depreciation and amortization	(56,578)	(45,247)
Total property and equipment, net	$67,267	$48,200
Depreciation and amortization expense related to property and equipment was approximately $4.4 million and $13.1 million for the three and nine months ended September 30, 2025, respectively, and $4.6 million and $12.8 million for the three and nine months ended September 30, 2024. On January 31, 2025, the Company amended the lease agreement for its

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $1.8 million and $4.2 million in depreciation and amortization expense for the three and nine months ended September 30, 2025, respectively, and an immaterial impact on basic and diluted net loss per share attributable to Series A and Series B common stockholders.
During the three months ended September 30, 2025 and 2024, the Company capitalized $6.4 million and $3.9 million of internal-use software development costs, respectively. During the nine months ended September 30, 2025 and 2024, the Company capitalized $19.2 million and $10.8 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $2.3 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $5.9 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During fiscal year 2020, on the commencement date of the lease for the Company’s corporate headquarters, the Company established an asset retirement obligation based on the present value of contractually required estimated future costs to remove long-lived assets at the termination or expiration of a lease and to return the space to its original condition. As of December 31, 2024, the asset retirement obligation is included in other non-current liabilities on the Condensed Consolidated Balance Sheets. On January 31, 2025, the Company amended the lease agreement for its Boston corporate headquarters and, under the terms of the amendment, the Company is relieved of the obligation to return the space to its original condition. During the nine months ended September 30, 2025, the Company derecognized the asset retirement obligation and recorded an immaterial gain for the difference between the Company’s estimate of the asset retirement obligation and the carrying value of the asset retirement cost which is included in general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Asset retirement obligation activity for the periods presented is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$—	$781	$802	$761
Additions	—	—	—	—
Accretion	—	10	—	30
Derecognition	—	—	(802)	—
Ending balance	$—	$791	$—	$791

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2025	December 31, 2024
Accrued compensation and employee related costs	$47,717	$53,652
Accrued sabbatical	3,781	3,233
Accrued value added tax	913	1,000
Other accrued taxes	4,246	7,055
Accrued cost of revenue	20,098	18,216
Accrued professional services	3,101	3,475
Accrued marketing	8,005	8,739
Other accrued expenses	6,685	4,458
Total accrued expenses	$94,546	$99,828

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2025 and December 31, 2024, were $247.5 million and $225.5 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at September 30, 2025 and December 31, 2024, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$5,850	$3,274	$18,245	$9,562
Short-term lease cost	530	—	1,042	178
Financing lease cost	—	5	—	15
Total lease cost	$6,380	$3,279	$19,287	$9,755

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2025	December 31, 2024
Operating lease ROU assets	$94,909	$42,917
Operating lease liabilities, current	24,510	20,989
Operating lease liabilities, non-current	88,895	32,449
Total lease liabilities	$113,405	$53,438

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for operating lease liabilities, net of tenant incentives received	$10,271	$11,805
ROU assets recognized for new leases and amendments (non-cash)	$64,101	$—

Other information related to leases is as follows:

	As of,
	September 30, 2025	December 31, 2024
Weighted average remaining lease term	6.7 years	2.8 years
Weighted average discount rate	6.70%	5.13%
Future undiscounted annual cash flows for the Company’s operating leases as of September 30, 2025 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2025	$5,307
2026	24,630
2027	17,210
2028	18,469
2029	18,866
Thereafter	57,849
Total future undiscounted lease payments	142,331
Less imputed interest	(28,926)
Total lease liabilities	$113,405
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of September 30, 2025.

On January 31, 2025, the Company amended the lease agreement for its corporate headquarters. The amendment (i) modified the lease term and payment terms for the existing leased premises and (ii) expanded the leased premises under the lease. The newly leased premises have phased lease commencement dates ranging from February 2025 to June 2026. The lease term for the existing and newly leased premises ends in March 2033. As of September 30, 2025, the gross aggregate payments for leases that have not yet commenced are $12.0 million.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2024, are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was 30.6% and 47.2% for the three months ended September 30, 2025 and 2024, respectively, and the Company’s effective tax rate was (1.4)% and (0.3)% for the nine months ended September 30, 2025 and 2024, respectively. The current period tax expense reflects increase in profits before taxes in our international entities, partially offset by excess tax benefits related to stock-based compensation.

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences give rise to a significant portion of the Company’s deferred tax assets and liabilities. The Company continues to maintain a valuation allowance against its deferred tax assets in the U.S. Due to certain executive option exercises during the nine months ended September 30, 2025, there is a significant increase in net operating losses fully offset by a related valuation allowance.

The Company has not recognized any liabilities for uncertain tax positions or unrecognized benefits as of September 30, 2025 and December 31, 2024. The unrecognized tax benefits as of September 30, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets. The Company does not expect any material change in uncertain tax benefits within the next 12 months.

As of September 30, 2025, the Company has had an immaterial amount of earnings from its wholly-owned non-U.S. subsidiaries indefinitely reinvested outside the U.S. The Company does not intend to repatriate these earnings or realize the outside basis differences in its foreign subsidiaries and, accordingly, the Company has not provided any taxes for those amounts, given the indefinite reinvestment, and it is not practicable to estimate the amount of deferred tax liability that would be incurred.

On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant tax reforms, including the reinstatement of immediate expensing for domestic research and development expenditures, the option to claim 100% accelerated depreciation deductions on qualified property, and modifications in international tax provisions. The change to U.S. tax law enacted by the OBBBA resulted in an immaterial effect on the income tax provision due to the Company’s valuation allowance and has been accounted for in the current quarter.
10. Common Stock and Stockholders’ Equity

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

The following table summarizes the warrants activity during the nine months ended September 30, 2025:

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2025	3,788,204	$0.01	7.58
Granted	—	—	—
Exercised	(1,033,147)	0.01	7.23
Cancelled	—	—	—
Warrants outstanding at September 30, 2025	2,755,057	$0.01	6.83
During the three and nine months ended September 30, 2025, 344,383 and 1,033,147 warrants vested. The Company has no vested but not exercised warrants outstanding as of September 30, 2025. During the three and nine months ended September 30, 2024, 344,384 and 1,033,147 warrants vested, respectively.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
The Company has outstanding awards issued under its 2015 Stock Incentive Plan (as amended, the “2015 Plan”) and its 2023 Stock Option and Incentive Plan (the “2023 Plan”). Both plans provide for the grant of various types of stock-based compensation awards including, but not limited to, restricted stock units (“RSUs”), ISOs, NSOs, and RSAs. During the three and nine months ended September 30, 2025 and 2024, the Company solely granted RSUs under the 2023 Plan. As of September 30, 2025, the Company’s authorized common stock includes 74,258,805 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 55,209,018 shares are available for future grants.
Restricted Stock Units

During the three and nine months ended September 30, 2025, the Company granted RSUs to employees under the 2023 Plan. RSUs granted under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2023 Plan, for a period of 3 years or 4 years. Generally, RSUs vest quarterly over a 3 year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years.

Employee Stock Purchase Plan

On August 24, 2023, the Company’s board of directors adopted the Company’s 2023 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2025, the Company reserved 10,857,661 shares of Series A common stock for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense related to the ESPP of $1.8 million and $4.5 million, respectively. During the three and nine months ended September 30, 2024, the Company recognized stock-based compensation expense related to the ESPP of $1.3 million and $3.2 million, respectively. As of September 30, 2025, $4.3 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.75 years.
During the nine months ended September 30, 2025, the Company issued 275,800 shares of Series A common stock under the ESPP. During the nine months ended September 30, 2024, the Company issued 206,156 shares of Series A common stock under the ESPP.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Modifications
During the three and nine months ended September 30, 2025, the Company modified one employee’s stock-based awards to accommodate their employment transition by changing the timing of the service-based vesting condition of 121,969 RSUs. This resulted in incremental stock-based compensation expense of $1.4 million which will be recognized over the remainder of the modified service period ending on December 31, 2025. Of that incremental stock-based compensation expense, $0.5 million was recognized during the three and nine months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company provided seventeen terminated employees with accelerated vesting on the service-based vesting condition of 40,003 RSUs. These modifications resulted in incremental stock-based compensation expense of $1.1 million resulting from the modifications.
During the three and nine months ended September 30, 2024, there were no material modifications related to share based awards.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$2,161	$2,033	$5,873	$7,032
Selling and marketing	14,096	8,519	40,522	29,978
Research and development	15,337	11,505	50,168	37,679
General and administrative	8,843	9,500	27,605	26,001
Stock-based compensation, net of amounts capitalized	40,437	31,557	124,168	100,690
Capitalized stock-based compensation expense	1,048	881	3,635	2,818
Total stock-based compensation expense	$41,485	$32,438	$127,803	$103,508

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Loss Per Share
Basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss income per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, stock options, and shares to be issued under the ESPP as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the period presented, as their effect was antidilutive for the three and nine months ended September 30, 2025 and 2024.
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
The following table presents the calculation of basic and diluted net loss per share attributable to Series A and Series B common stockholders for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(426)	$(1,345)	$(38,796)	$(19,169)
Denominator:
Weighted-average shares, basic and diluted	300,828,017	267,854,769	286,806,721	264,846,463
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$—	$(0.01)	$(0.14)	$(0.07)

The following table summarizes the potential common shares excluded from the computation of diluted net loss per share (in thousands):

	As of September 30,
	2025	2024
Warrants outstanding	2,755,057	4,132,585
Investment Option	15,743,174	15,743,174
RSUs outstanding	16,671,616	17,148,612
Options outstanding	2,419,486	26,640,466
ESPP	625,978	410,884
Total	38,215,311	64,075,721

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
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas:
United States	$185,969	$146,352	$535,088	$418,385
Other Americas (1)	14,987	11,769	42,589	34,166
APAC (1)(2)	31,888	24,350	90,361	68,407
EMEA (1)(3)	78,036	52,623	215,786	146,342
Total Revenue	$310,880	$235,094	$883,824	$667,300
(1) Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
(2) Asia-Pacific
(3) Europe, the Middle East and Africa
Disaggregation of Long-lived Assets
Long-lived assets consist of property and equipment and ROU assets. Long-lived assets by geographical region are as follows (in thousands):

	As of,
	September 30, 2025	December 31, 2024
Americas:
United States	$149,722	$71,894
APAC (1)	1,565	2,207
EMEA: (2)
United Kingdom	10,662	17,016
Other (3)	227	—
Total Long-lived assets	$162,176	$91,117
(1) Asia-Pacific
(2) Europe, the Middle East and Africa
(3) No other country in this geographic region represented more than 10% of the Company’s long-lived assets for the periods presented

14. Restructuring Costs

During the three months ended September 30, 2025, the Company implemented a restructuring plan that resulted in a reduction of approximately 3% of the Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits. During the three months ended September 30, 2025, $4.2 million of restructuring costs were recorded in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2025, there were $0.8 million of unpaid restructuring costs included within accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

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

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 183,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data and application layers into one vertically-integrated solution with advanced machine learning and artificial intelligence (“AI”) capabilities and over 350 integrations.
Klaviyo began as a database designed for speed, flexibility, and unlimited data storage. Building upon our robust data infrastructure, we developed smart applications, initially focusing on marketing automation where we revolutionized email practices. Our innovation shifted the industry paradigm away from batch and blast practices with a fast, data-rich marketing tool. Over time, we have enhanced our Klaviyo Marketing suite to incorporate text messaging and WhatsApp channels, Reviews, Klaviyo AI, and additional functionalities. Our Klaviyo Data Platform (“KDP”) offering gives customers user-friendly ways to track new types of data to drive revenue growth and sync data in to and out of Klaviyo at scale.
Klaviyo Service is an AI-powered customer service platform that integrates with marketing and data to help businesses provide seamless customer support via Customer Hub, Customer Agent and Helpdesk. These offerings leverage Klaviyo’s unified platform to deliver an integrated, AI-first customer experience that enhances automation, personalization, and efficiency across channels. Our Klaviyo Analytics solution gives brands real-time AI-powered insight into customer and purchase behavior so they can take action faster. Our Advanced KDP offering unlocks advanced features for even more powerful ways to track, transform, and cleanse data and run more advanced reporting and predictive analysis to drive revenue growth for our customers.
In February 2025, we announced Klaviyo B2C CRM, establishing Klaviyo as a unified CRM built for B2C brands and positioning Klaviyo to address a critical gap in the market: providing consumer brands with a system designed for their unique, high-volume, fast-paced needs across marketing, service and analytics. In September 2025, we launched Marketing Agent and Customer Agent, establishing Klaviyo as the AI-first B2C CRM. This is a natural evolution of our journey – from a leading marketing automation platform to a comprehensive consumer engagement solution. Powered by the KDP and Klaviyo AI, Klaviyo now combines Klaviyo Marketing, Klaviyo Service, and Klaviyo Analytics into one unified, AI-powered solution, making it easy for businesses to know their customers, activate their data, and grow faster.
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we also see organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. As of September 30, 2025, our platform had efficiently scaled to over 183,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.
We generate revenue through the sale of subscriptions to our customers for the use of our platform. Our subscription plans are tiered based on the number of active consumer profiles stored on our platform and the number of emails, text messages and WhatsApp messages sent. We currently permit our customers to send unlimited push notifications, which are included as part of our email subscription plan. Active consumer profiles are identified profiles that can be reached via at least one enabled marketing channel in Klaviyo; this means the profile is not suppressed, either by revoking consent or being rendered undeliverable. The vast majority of our subscription plans today are monthly.
Our land-and-expand strategy aligns our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails, text messages and WhatsApp messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional marketing channels, such as text messaging, mobile push and WhatsApp, additional use cases, such as Reviews, and additional applications such as Klaviyo Service, Klaviyo Analytics, and Klaviyo AI, or when their other brands, business units, and geographies start using our platform.
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
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they store and email, text messages and WhatsApp messages they send, they move to higher subscription tiers. Second, we cross-sell additional offerings (e.g., Klaviyo Service, Marketing Analytics, etc.) and marketing channels (e.g., text messaging and WhatsApp) to customers who started on our platform with our email offering, as well as add-ons, such as Reviews and our Advanced KDP offering. Finally, we offer our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.
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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. In 2025, we continued our expansion into the

Asia Pacific and European regions by adding operations in Singapore and France, respectively. We have already experienced significant growth with international sales outside of the Americas accounting for 34.6% of our revenue for the nine months ended September 30, 2025. We also continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer text messaging capabilities in more than 20 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish, Italian, Dutch, Swedish, Spanish (Mexico), and Polish. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first marketing channel. Since then, we have successfully added other marketing channels, such as text messaging, mobile push, and WhatsApp, additional use cases, such as Reviews, and additional applications, such as Klaviyo Service and Klaviyo Analytics. We have also introduced Klaviyo AI, a suite of features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement including our Marketing Agent and Customer Agent offerings as well as our MCP Server capability.
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

As of September 30, 2025, we had 3,563 customers generating over $50,000 of ARR, compared to 2,619 customers generating over $50,000 of ARR as of September 30, 2024, representing growth of 36% year-over-year.
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

As of September 30, 2025 and 2024, our NRR was 109% and 110%, respectively. The decrease in this metric from September 30, 2024 to September 30, 2025 was largely driven by relatively lower comparable expansion of existing customer plans.

Klaviyo Attributed Value. We define Klaviyo Attributed Value (“KAV”) as the amount of revenue our customers generated through orders placed by consumers within a specified period of time after a message is sent using our platform, which in the case of email is five days from when the message is sent, and in the case of text messages and WhatsApp messages is twenty-four hours from when the message is sent. For email, the message also needs to be opened or clicked in order for the transaction to fall within our definition. KAV excludes orders placed with customers that do not opt-in to sharing data on placed orders, orders for which we cannot determine the currency or value, or unusual orders that appear to us to be anomalies. Since our definition of a customer does not include persons or entities that use our platform on a free trial basis, any revenue generated through orders placed with these persons or entities is also excluded from our definition of KAV. We do not net chargebacks or sales refunds from our calculation of KAV. If a customer leaves Klaviyo, we stop counting that customer’s KAV after their last contracted month. We believe KAV serves as a measure of the return-on-investment that we help generate for our customers and illustrates the value our platform can drive to our customers, which we believe enhances our ability to maintain existing customers and attract new customers. We use KAV as an internal estimate to track the value we drive to customers through our platform. KAV is an operational measure, does not represent revenue earned by us, and does not directly correlate to our pricing, revenue, or results of operations. Further, KAV is not a forecast of future revenue and investors should not place undue reliance on KAV as an indicator of our future or expected results.
Seasonality
Generally, demand for our services increases during the fourth quarter as our customers run more marketing campaigns and deploy marketing spend as a result of increased consumer spending patterns during the holiday shopping season. This is specifically prominent within the retail and eCommerce sector in which the majority of our customers operate today. Given our revenue model allows our customers to scale usage as needed, our sequential revenue growth has been historically stronger in the fourth quarter of each year compared to the revenue growth we see in other quarters. Our customers utilize the text messaging offering in particular during the holidays; as such, to the extent that the text messaging offering grows in proportion to our other channels, we expect that we would see further seasonality. While our profile-based pricing structure helps reduce the impact of seasonality on our revenue, we believe seasonality may continue to impact our quarterly results.
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
We expect our gross profit to increase over time due to an increase in revenue. We expect our gross margin to decline modestly in the near term as the volume of text messages and WhatsApp messages sent through our platform increases and as our cloud-based infrastructure costs and outbound communication sending costs increase as our customers increase usage of our platform and capabilities. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin products by our customers, and ongoing efforts to drive infrastructure efficiency.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
($ in thousands)
Consolidated Statements of Operations
Revenue	$310,880	$235,094	$883,824	$667,300
Cost of revenue(1)	76,143	54,357	215,079	149,567
Gross profit	234,737	180,737	668,745	517,733
Operating expenses:
Selling and marketing(1)	127,651	100,018	377,810	286,377
Research and development(1)	72,668	55,769	214,476	167,601
General and administrative(1)	45,254	38,228	142,371	113,179
Total operating expenses	245,573	194,015	734,657	567,157
Operating loss	(10,836)	(13,278)	(65,912)	(49,424)
Other income:
Other (expense) income, net	(89)	229	(1,651)	290
Interest income	10,311	10,504	29,313	30,029
Total other income, net	10,222	10,733	27,662	30,319
Loss before income taxes	(614)	(2,545)	(38,250)	(19,105)
(Benefit) provision for income taxes	(188)	(1,200)	546	64
Net loss	$(426)	$(1,345)	$(38,796)	$(19,169)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$2,161	$2,033	$5,873	$7,032
Selling and marketing	14,096	8,519	40,522	29,978
Research and development	15,337	11,505	50,168	37,679
General and administrative	8,843	9,500	27,605	26,001
Stock-based compensation, net of amounts capitalized	40,437	31,557	124,168	100,690
Capitalized stock-based compensation expense	1,048	881	3,635	2,818
Total stock-based compensation expense	$41,485	$32,438	$127,803	$103,508

The following table sets forth our consolidated statement of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	24.5	23.1	24.3	22.4
Gross profit	75.5	76.9	75.7	77.6
Operating expenses:
Selling and marketing	41.1	42.5	42.7	42.9
Research and development	23.4	23.7	24.3	25.1
General and administrative	14.6	16.3	16.1	17.0
Total operating expenses	79.1	82.5	83.1	85.0
Operating loss	(3.6)	(5.6)	(7.4)	(7.4)
Other income:
Other (expense) income, net	—	0.1	(0.2)	—
Interest income	3.3	4.5	3.3	4.5
Total other income, net	3.3	4.6	3.1	4.5
Loss before income taxes	(0.3)	(1.0)	(4.3)	(2.9)
(Benefit) provision for income taxes	(0.1)	(0.5)	0.1	—
Net loss	(0.2)%	(0.5)%	(4.4)%	(2.9)%

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024
Revenue - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Revenue	$310,880	$235,094	$75,786	32.2%
Revenue for the three months ended September 30, 2025 increased by $75.8 million or 32.2%, to $310.9 million compared to $235.1 million for the three months ended September 30, 2024. The increase was due to new business, geographic expansion, expanded usage of our platform, and growth of our text messaging and WhatsApp channels. For the three months ended September 30, 2025, sales to existing customers accounted for approximately 44% of the increase in revenue while approximately 56% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Revenue	$883,824	$667,300	$216,524	32.4%
Revenue for the nine months ended September 30, 2025 increased by $216.5 million or 32.4%, to $883.8 million compared to $667.3 million for the nine months ended September 30, 2024. The increase was due to new business, geographic expansion, expanded usage of our platform, and growth of our text messaging and WhatsApp channels. For the nine months ended September 30, 2025, sales to existing customers accounted for approximately 42% of the increase in revenue while approximately 58% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Cost of revenue	$76,143	$54,357	$21,786	40.1%
Cost of revenue for the three months ended September 30, 2025 increased by $21.8 million or 40.1%, to $76.1 million compared to $54.4 million for the three months ended September 30, 2024. This was primarily due to an increase of approximately $10.0 million in outbound communication sending costs on behalf of our customers due to increased text message and WhatsApp usage, $6.4 million in cloud-based infrastructure costs, $2.3 million in technology expenses, and $1.9 million in salaries and personnel expenses as a result of increases in headcount.
Cost of Revenue - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Cost of revenue	$215,079	$149,567	$65,512	43.8%
Cost of revenue for the nine months ended September 30, 2025 increased by $65.5 million or 43.8%, to $215.1 million compared to $149.6 million for the nine months ended September 30, 2024. This was primarily due to an increase of approximately $27.0 million in cloud-based infrastructure costs, $25.7 million in outbound communication sending costs on behalf of our customers due to increased text message and WhatsApp usage, $6.8 million in technology expenses, and $4.4 million in salaries and personnel expenses as a result of increases in headcount.
Gross Profit - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Gross profit	$234,737	$180,737	$54,000	29.9%
Gross profit for the three months ended September 30, 2025 increased by $54.0 million or 29.9%, to $234.7 million compared to $180.7 million for the three months ended September 30, 2024. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Gross Profit - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Gross profit	$668,745	$517,733	$151,012	29.2%
Gross profit for the nine months ended September 30, 2025 increased by $151.0 million or 29.2%, to $668.7 million compared to $517.7 million for the nine months ended September 30, 2024. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Selling and Marketing - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing	$127,651	$100,018	$27,633	27.6%
Selling and marketing expenses for the three months ended September 30, 2025 increased by $27.6 million or 27.6%, to $127.7 million compared to $100.0 million for the three months ended September 30, 2024. This increase was primarily due to an increase of approximately $15.1 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $5.6 million in stock-based compensation due to the vesting of restricted stock units (“RSUs”), $3.1 million in partnership-related expenses across our ecosystem, $1.4 million in professional services, $1.1 million in technology expenses, and $1.0 million in marketing expenses associated with our advertising campaigns across multiple channels of media.
Selling and Marketing - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing	$377,810	$286,377	$91,433	31.9%
Selling and marketing expenses for the nine months ended September 30, 2025 increased by $91.4 million or 31.9%, to $377.8 million compared to $286.4 million for the nine months ended September 30, 2024. This increase was primarily due to an increase of approximately $43.9 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $14.9 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $10.5 million in stock-based compensation due to the vesting of RSUs, $9.5 million in partnership-related expenses across our ecosystem, $8.7 million in professional services, and $3.4 million in technology expenses.

Research and Development - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development	$72,668	$55,769	$16,899	30.3%
Research and development costs for the three months ended September 30, 2025 increased by $16.9 million or 30.3%, to $72.7 million compared to $55.8 million for the three months ended September 30, 2024. This increase was primarily due to an increase of approximately $6.3 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $4.2 million in restructuring expense, $3.8 million of stock-based compensation due to the vesting of RSUs, and $2.9 million in technology expenses.
Research and Development - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development	$214,476	$167,601	$46,875	28.0%
Research and development costs for the nine months ended September 30, 2025 increased by $46.9 million or 28.0%, to $214.5 million compared to $167.6 million for the nine months ended September 30, 2024. This increase was primarily due to an increase of approximately $25.5 million in salaries and related personnel expenses as a result of increases in headcount and the introduction of a company-wide bonus program, $12.5 million of stock-based compensation due to the vesting of RSUs, $5.7 million in technology expenses, and $4.2 million in restructuring expense.
General and Administrative - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative	$45,254	$38,228	$7,026	18.4%
General and administrative expenses for the three months ended September 30, 2025 increased by $7.0 million or 18.4%, to $45.3 million compared to $38.2 million for the three months ended September 30, 2024. This increase was primarily due to an increase of approximately $2.6 million related to tax filings in multiple jurisdictions and $2.3 million in payment processing fees related to an increase in customer transactions.
General and Administrative - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative	$142,371	$113,179	$29,192	25.8%
General and administrative expenses for the nine months ended September 30, 2025 increased by $29.2 million or 25.8%, to $142.4 million compared to $113.2 million for the nine months ended September 30, 2024. This increase was primarily due to an increase of approximately $13.6 million in salaries and related personnel expenses primarily as a result of payroll taxes from increased option exercises, $6.9 million in payment processing fees related to an increase in customer transactions, $3.4 million related to tax filings in multiple jurisdictions, and $2.6 million in technology expenses.

Other (Expense) Income, Net - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Other (expense) income, net	$(89)	$229	$(318)	(138.9)%

Other (expense) income, net, for the three months ended September 30, 2025 increased by $0.3 million or 138.9% to $(0.1) million compared to $0.2 million for the three months ended September 30, 2024. This increase was primarily due to unfavorable foreign exchange fluctuations.
Other (Expense) Income, Net - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Other (expense) income, net	$(1,651)	$290	$(1,941)	(669.3)%

Other (expense) income, net, for the nine months ended September 30, 2025 increased by $1.9 million or 669.3% to $(1.7) million compared to $0.3 million for the nine months ended September 30, 2024. This increase was primarily due to unfavorable foreign exchange fluctuations.
Interest Income - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$10,311	$10,504	$(193)	(1.8)%

Interest income for the three months ended September 30, 2025 decreased by an immaterial amount compared to the three months ended September 30, 2024.
Interest Income - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$29,313	$30,029	$(716)	(2.4)%

Interest income for the nine months ended September 30, 2025 decreased by an immaterial amount compared to the nine months ended September 30, 2024.
(Benefit) for Income Taxes - Three Month Change

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Benefit for income taxes	$(188)	$(1,200)	$1,012	(84.3)%

The Company recorded income tax benefit of $0.2 million for the three months ended September 30, 2025 compared to income tax benefit of $1.2 million for the three months ended September 30, 2024 representing an increase of $1.0 million. This increase was primarily due to filings in foreign jurisdictions.

Provision for Income Taxes - Nine Month Change

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$546	$64	$482	753.1%

The Company recorded income tax expense of $0.5 million for the nine months ended September 30, 2025 compared to income tax expense of $0.1 million for the nine months ended September 30, 2024 representing an increase of $0.5 million. This increase was primarily due to an increase in profits before taxes in our international entities.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity to include cash balances on hand and cash flows from operations.
Since our inception through September 30, 2025, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our initial public offering in September 2023. As of September 30, 2025, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $981.0 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $322.7 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of,
	September 30,	December 31,
	2025	2024
($ in thousands)
Cash	$980,267	$881,473
Restricted cash, current(1)	—	375
Accounts receivable, net of allowance for doubtful accounts	61,244	43,095
Deferred contract acquisition costs	27,004	20,544
Prepaid expenses and other current assets	41,494	34,262
Accounts payable	20,515	14,579
Accrued expenses	94,546	99,828
Operating lease liabilities	24,510	20,989
Deferred revenue	87,926	64,497
Total Working Capital	$882,512	$779,856
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

	Nine Months Ended September 30,
	2025	2024
($ in thousands)
Net cash provided by (used in)
Operating activities	$124,847	$105,866
Investing activities	(24,784)	(11,598)
Financing activities	(1,645)	(6,027)
Net increase in cash, cash equivalents, and restricted cash	$98,418	$88,241
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$981,005	$827,898

Operating Activities
Net cash provided by operating activities of $124.8 million for the nine months ended September 30, 2025 was primarily attributable to a net loss of $38.8 million adjusted for non-cash charges of $217.1 million and net cash outflows of $53.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $124.2 million of stock-based compensation expense, $39.7 million of prepaid marketing expense amortization, $21.5 million of amortization related to deferred contract acquisition costs, $18.2 million of operating lease costs, $13.1 million of depreciation and amortization expense and $1.9 million of bad debt expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $35.2 million increase in deferred contract acquisition costs related to increase in sales commissions resulting from the increase in revenues, a $20.0 million increase in accounts receivable due to an increase in customer billings, a $17.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $1.7 million increase in prepaid expenses and other assets, and a $1.9 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $23.4 million increase in deferred revenue resulting from increased billings for subscriptions.
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

Investing Activities
Net cash used in investing activities of $24.8 million for the nine months ended September 30, 2025 consisted of $15.7 million of capitalized software development costs, $7.0 million purchases of property and equipment, and $2.0 million of business acquisition costs.
Net cash used in investing activities of $11.6 million for the nine months ended September 30, 2024 consisted of $8.0 million of capitalized software development costs and $3.6 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2025 and primarily consisted of approximately $9.7 million of proceeds from our employee stock purchase plan and $1.7 million of proceeds from the exercise of stock options offset by $13.1 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
Net cash used in financing activities of $6.0 million for the nine months ended September 30, 2024 primarily consisted of approximately $7.0 million of proceeds from our employee stock purchase plan and $6.2 million of proceeds from the exercise of stock options offset by $19.3 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of September 30, 2025 were $142.3 million, with $25.3 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of September 30, 2025 were $247.5 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 19, 2025.
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

Interest Rate Risk

We had cash of $981.0 million as of September 30, 2025, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2025, we had no debt, and therefore no potential market risk for interest expense.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $883.8 million and $667.3 million for the nine months ended September 30, 2025 and 2024, respectively, representing a growth rate of 32.4%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market businesses, and the cross-selling of our text messaging offering alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown from 2,081 employees as of September 30, 2024 to 2,437 employees as of September 30, 2025. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. In 2025, we expanded our presence in the Asia Pacific region by adding operations in Singapore. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 85,000 as of September 30, 2024 to approximately 103,000 as of September 30, 2025. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products, features, and messaging channels we offer (such as Reviews, Marketing Analytics, Advanced KDP, Marketing Agent, Customer Agent, Customer Hub, Helpdesk, and AI features, as well as additional messaging channels like text messaging, mobile push, and WhatsApp) and the usage and amount of data that our platform and associated infrastructure support. This growth has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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

The integration and adoption of AI technology is rapidly changing the competitive dynamics of our industry. Competitors with superior AI capabilities, whether through greater investment in AI development, access to larger or higher quality training datasets, or more advanced AI models, may be able to offer more effective, efficient, or innovative solutions that attract customers. If we are unable to continue developing and integrating advanced AI functionality at a pace that meets customer expectations or competitive benchmarks, our market position and growth prospects could be adversely affected.
Many of our current and potential competitors have or may have significantly greater financial, technical, marketing, and other resources than we do. They may secure better terms from partners, adopt more aggressive or alternative pricing policies, or devote more resources to technology, infrastructure, sales, marketing, and customer service. These competitors may also engage in more extensive research and development efforts or undertake more far-reaching marketing campaigns, which may allow them to attract customers or partners. For example, for our text messaging offering, we do not currently separate carrier fees from the fees that our customers pay for our product. In contrast, some of our competitors separate carrier fees from their product fees, which may create the appearance of a lower product fee and which may appear more attractive. Our competitors may also develop a platform or products that are similar to ours or that achieve greater market acceptance than ours. This could attract customers or partners away from our platform or our products and reduce our market share.
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
We depend on product integrations with various third-party platforms, especially eCommerce platforms, to sustain and grow our business. The integration of our platform and our products with these third-party platforms, including eCommerce platforms, provides us with substantial amounts of additional first-party data that would otherwise be costly or difficult to obtain. These integrations also allow us to attract customers that use these platforms to conduct their business activity. Further, our customers’ experience with our platform is dependent on our ability to connect easily to these third-party platforms as well as the effectiveness and utility of these integrations. The companies that operate these third-party platforms generally dictate, to varying degrees, the terms of use of their respective platforms, including the manner and procedure by which we integrate with their respective platforms. We may fail to maintain and improve upon these integrations or relationships for many reasons, including due to our or the third parties’ failure to maintain, support, or secure their third-party platforms in general and our integrations in particular, errors, bugs, or defects in our or their technology, or changes in our or their technology platforms or our relationship with such third parties due to actual or perceived competing platforms or offerings. Any such failure to integrate data from a third-party platform, or any disruption on an eCommerce platform that prevents us from integrating with that platform or reduces the interoperability between our platform and the respective third-party platform, could harm our relationship with our customers, adversely impact our reputation and brand, and adversely affect our business, financial condition, and operating results.
Additionally, these third-party platforms may develop and deploy their own AI-powered capabilities. As they do so, they may alter access to data, APIs, or integration frameworks in ways that limit interoperability with our platform or diminish the utility of our products. Third-party platform operators may also embed AI-driven marketing, analytics, or automation features into their platforms that compete with, or reduce customer demand for, our products and services. Any of these developments could reduce the effectiveness of our integrations, limit our access to first-party data, reduce the utility of and demand for our platform, or otherwise adversely affect our relationships with customers and partners, our competitive position, and our business and results of operations.
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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to public health crises, labor shortages, supply chain disruptions, inflation, government shutdowns, geopolitical developments (such as the Russia-Ukraine conflict and the conflict in the Gaza Strip, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy or the introduction of tariffs causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Increased tariff rates could adversely affect our customers’ and suppliers’ businesses and in turn adversely impact our business and usage of our platform, including customers requesting discounts on our products and services and/or delaying their purchasing decisions. In addition, the imposition of taxes that target U.S. service providers, such as us, could directly increase the prices that our customers pay and adversely affect our business, and changes or uncertainties in U.S. trade policies toward foreign countries could create unfavorable economic conditions that may adversely affect our operations and growth. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described elsewhere in this section as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
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
•our failure to develop or offer new or enhanced products or features in a timely manner that keeps pace with new technologies, including rapidly evolving AI capabilities, competitor offerings, and the evolving needs of our customers;
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
We incurred net losses of $46.1 million and $308.2 million in the fiscal years ended December 31, 2024 and 2023, respectively, and net losses of $0.4 million and $38.8 million during the three and nine months ended September 30, 2025, respectively. We are not certain whether we will be able to achieve and maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
For the years ended December 31, 2024 and 2023, and the three and nine months ended September 30, 2025, our research and development expenses were 25.4%, 37.6%, 23.4%, and 24.3% of our revenue, respectively. Research and development projects can be technically challenging and expensive, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as text messaging, by maintaining efficiency. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, and results of operations.
If we fail to adapt and respond effectively to technological changes, evolving industry standards, changing regulations or changing customer or consumer needs, requirements or preferences, our platform may become less competitive.
The market in which we compete is relatively new and subject to rapid technological change, evolving industry standards, and changing regulations, as well as changing customer and consumer needs, requirements, and preferences, including changes in the use of channels through which consumers desire to communicate with brands. For example, while email marketing has been the primary product on our platform, our text messaging and WhatsApp offering is relatively new, and customers may prefer text message, WhatsApp, or push marketing campaigns or campaigns using other new types of communication channels to email campaigns in the future. Further, as consumer engagement and purchasing behaviors evolve across emerging channels and technologies, we may need to adapt our offering to align with these shifts, manage the differing margin profiles associated with such channels and technologies and mitigate potential margin compression. The success of our business will depend, in part, on our ability to adapt and respond effectively to changes in customer and consumer preference on a timely basis in the markets that we currently serve, such as retail and eCommerce, and in markets we may enter in the future. Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and products, offer new features as part of our existing products, offer new products, and increase adoption and usage of our platform and products. For example, we expect that the number of integrations with our customers’ infrastructure that we will need to support will continue to expand as customers and developers adopt new software solutions, and we may have to develop new integrations to work with those new solutions. The success of any enhancements to our existing or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels, and overall market acceptance. Enhancements to our existing and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or products, or may not achieve the broad market acceptance necessary to generate significant revenue.
Further, the use of machine learning and AI has become increasingly prevalent in our industry, and, although we intend to continue developing our platform’s machine learning and AI capabilities to meet the needs of our customers and partners, we may be unable to accurately or efficiently integrate machine learning and AI features or functionalities of the quality or type sought by our customers and partners or offered by our competitors. These development efforts may also require significant engineering, sales, and marketing resources, all of which could require significant capital and management investment. If we are unable to enhance our platform and product offerings to keep pace with rapid technological and regulatory change, or if new technologies, including machine learning and AI solutions, emerge that are able to deliver competitive products at aggressive or alternative prices, more efficiently, more conveniently or more securely than our platform, demand for our platform and product offerings may decline, and our business, financial condition, and results of operations may be adversely affected.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and nine months ended September 30, 2025, we derived 40.2% and 39.5% of our revenue from customer accounts outside of the United States. We currently have international offices in the United Kingdom, Australia, and Ireland, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Our business depends on our ability to send consumer engagement messages, including emails, text messages and WhatsApp messages, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition, and results of operations.
Our brand, reputation, and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, text messages and WhatsApp messages, and we largely depend on third-party services to deliver these consumer engagement messages. Any incident broadly affecting the interaction of third-party devices with our platform, including any delays or interruptions in these services that could cause delays to emails, text messages and WhatsApp messages, could adversely affect our business. Similarly, cybersecurity events could result in a disruption to such third-party’s services, including regulatory investigations, reputational damage, and a loss of sales and customers, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting a third-party service could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, result in a breach under our agreements with our customers, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations.
We depend in part on mobile operating systems and their respective infrastructures to send consumer engagement messages through various applications that utilize our platform. As new email, mobile devices, and mobile and web platforms are released, existing email, mobile devices, and platforms may cease to support our platform or effectively roll out updates to our customers’ applications. Any changes in these systems or platforms that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. The parties that control the operating systems for mobile devices and mobile, web, and email platforms have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality consumer engagement, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers choose to use products or platforms that do not support our platform, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the email or mobile industries that permit such interoperability. If we are unable to adapt to changes in popular operating systems and platforms, we expect that our customer retention and customer growth would be adversely affected.
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
We have previously undertaken, and may in the future undertake, efforts to streamline our operations and improve cost efficiencies to align with our priorities. For example, in March 2023, we implemented a reduction-in-force affecting approximately 8% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays or unexpected costs. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
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
Accounting principles generally accepted in the United States (“GAAP”) and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are or could be relevant to our business, such as accounting for long-lived asset impairment, goodwill, variable interest entities, and stock-based compensation, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change or add significant volatility to our reported or expected financial performance. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past, and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources or the period of benefit for deferred contract acquisition costs, our results of operations could be significantly affected. For more information, see Note 2. Summary of Significant Accounting Polices in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
The rules governing U.S. federal, state, and local and non-U.S. taxation are constantly under review by persons involved in the legislative process, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key tax provisions include the restoration of 100% bonus depreciation for certain qualified property, immediate expensing for domestic research and experimental expenditures and modifications to international tax provisions. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our Series A common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations.
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
We currently conduct our operations in the United Kingdom, Australia, Ireland, and other jurisdictions through subsidiaries. Our intercompany arrangements with those subsidiaries are subject to complex transfer pricing regulations administered by taxing authorities in those jurisdictions, and these taxing authorities may challenge our methodologies for our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. In addition, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under applicable laws. The relevant revenue and taxing authorities may also disagree with positions we have taken generally. If any such disagreements were to occur (whether with the taxing authorities in jurisdictions where we currently do business or in those of jurisdictions where we may in the future operate) and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.
As of December 31, 2024, we had approximately $304.1 million of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2024, we had approximately $232.6 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2027. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation. Due to certain executive option exercises as well as tax legislation impacts from the OBBBA, we anticipate NOLs to increase in the future.
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
We have in the past and may in the future seek to enter into joint ventures, or acquire or invest in new businesses, products, platform capabilities or technologies that we believe could complement our products or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in October 2022, we acquired Napkin.io, a platform that provides developers an easy and secure way to write and deploy code, and in August 2025, we acquired Gatsby, a social automation product that helps brands convert engagement over social channels into owned customer relationships. In the future, we may not be able to find and identify desirable joint ventures, acquisition targets or business opportunities or be successful in entering into an agreement with any particular potential strategic partner. Additionally, any such venture, acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or our products, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition, and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.
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
Despite Brexit, the UK GDPR remains largely aligned with EU GDPR. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to application, interpretation, enforcement and administrative burdens. For example, a new Data Use and Access Bill was recently passed by parliament and received royal assent, becoming the Data (Use and Access) Act 2025 (the “UK Act”). The UK Act may have the effect of further altering the similarities between the United Kingdom and European Economic Area data protection regimes and threaten the United Kingdom’s adequacy decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk exposure. This lack of clarity on future United Kingdom laws and regulations and their interaction with those of the European Economic Area could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs. We may no longer be able to take a unified approach across the European Union (the “EU”) and the United Kingdom, and we will need to amend our processes and procedures to align with the new framework. In addition, European Economic Area Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the European Economic Area.
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
We are subject to new and evolving data processing and interoperability regulations, which may increase our compliance obligations and operational complexity.
In addition to privacy and data protection laws such as the GDPR, we are subject to emerging regulatory frameworks in the EU that govern broader aspects of personal and non-personal data use, access, and portability. Notably, Regulation (EU) 2023/2854 (the “EU Data Act”), which entered into force across the EU on September 12, 2025, introduces obligations for providers of cloud, edge, infrastructure and software-based data processing services. These include prescriptive requirements relating to a mandatory right for customers to switch between providers offering the same type of service, data portability, functional equivalence, interoperability, and enhanced contractual transparency. The EU Data Act applies extraterritorially and may require us to make changes to our customer agreements or technical processes when offering services to customers in the EU. Contractual requirements under the EU Data Act may also affect our ability to enforce minimum commitment periods, early termination penalties, or other commercial arrangements designed to reduce churn or secure predictable recurring revenue. As a result, we may be required to revise our customer contracts and pricing models, and implement new switching procedures. Non-compliance may result in enforcement action, reputational damage, or increased legal risk.
Federal, state, and foreign laws that regulate the senders of commercial emails and text messages could adversely affect our ability to provide our products and impact our results from operations or result in costs and fines.
Our business offerings rely heavily on a variety of direct marketing techniques, including email marketing and marketing conducted via text message. These activities are regulated by legislation such as CAN-SPAM and the TCPA as well as state laws regulating marketing via telecommunication services.
The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our platform. In addition, certain states, and foreign jurisdictions, such as Australia, Canada, the United Kingdom, and the EU, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform. Any failure by us or our customers to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties.
Foreign privacy laws also regulate our and our customers’ ability to send commercial messages via email. For example, Canada’s Anti-Spam Legislation (“CASL”) prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with CASL could result in significant fines and penalties or possible damage awards.
We also face stringent regulation in connection with our use of telecommunication services for the transmission of marketing messages. The TCPA is a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages. TCPA violations can result in significant financial penalties as a business can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission (the “FCC”) or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our text messaging product is a potential source of risk for class-action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and text messaging programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the FCC, as the agency that implements and enforces the TCPA, may determine that our efforts to address the TCPA are insufficient and may subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our platform or our products violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our service fees, and could have an adverse effect on our business. Further, we could be subject to class action lawsuits for any claimed TCPA violations. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Additionally, the scope of the TCPA is frequently under review and future regulations interpreting the TCPA may impose new limitations on our or our customers’ ability to send commercial messages via telephone calls, faxes, and text messages. Further, some states have enacted laws similar to, or broader than, the TCPA, which may be an additional source of potential claims or liability. These laws may impose broader obligations than the TCPA upon companies that use telephone calls or text messages for commercial communications. Additional U.S. states, such as Michigan, have proposed legislation that will further regulate commercial telephone marketing, and other states may adopt similar laws, which could further limit our customers’ ability to use our services or expose us to currently unforeseen liability.
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
Our use of AI technology and the integration of AI technology with our products and services may subject us to increased risk, including security and other risks to our confidential and/or proprietary information, given the evolving nature of AI technology.
We have incorporated, and expect to continue to incorporate, AI technology into our products and services, including our Marketing, Service, and Analytics offerings and our Reviews add-on, and this incorporation of AI technology in our business and operations may become more significant over time. Generative AI and autonomous AI agents can produce content, analyses, or recommendations without human intervention, and may take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs, which may expose us to additional risk, such as damage to our reputation, competitive position, additional costs, and other business, legal and regulatory risks. For example, certain generative AI technology use machine learning and other predictive analysis techniques, which can produce inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while these AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations produced by AI-powered applications are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. In addition, we may adopt and deploy autonomous AI agents as part of product offerings to customers and for our own internal business operations. These autonomous AI agents may operate with limited human oversight and can produce inaccurate, biased, or otherwise unintended results that are not easily detectable or correctable. As such agents perform or automate customer engagement or other decision-making functions, their actions could generate or disseminate false, misleading, or inappropriate content, or otherwise result in conduct inconsistent with customer expectations or applicable laws. If the outputs or actions of our AI agents are, or are perceived to be, flawed, unethical, or unreliable, our reputation, customer relationships, and competitive position could be adversely affected.
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah, have recently passed laws regulating the use of AI technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI technology in order to comply with these laws. Federal regulators have also issued guidance affecting the use of AI technology in regulated sectors. In addition, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024 and most provisions of the legislation will become effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. We expect these legislative trends will continue and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to use of AI technology continues to change, there may be an increase in our operational and development expenses that impact our ability to earn revenue from or utilize certain AI technology.
Furthermore, the use of AI technology has resulted in, and may result in, an increase in our risk with respect to intellectual property rights, privacy rights, cybersecurity incidents, and publicity rights, including as it relates to personal data that we have in our possession or process on behalf of our customers. Certain output produced by us using AI technology may not be subject to patent or copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such output. In addition, output produced by AI technology may include information subject to certain privacy or rights of publicity laws or constitute an unauthorized derivative work of copyrighted material used in training the underlying AI technology, any of which could create a risk of liability for us, or adversely affect our business or operations. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI technology used in our business, or if we experience cybersecurity incidents in connection with our use of AI technology, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property rights, privacy, publicity, contractual or other rights.
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
•other events or factors, including those resulting from war (including the Russia-Ukraine conflict and the conflict in the Gaza Strip), incidents of terrorism, public health crises, government shutdowns, tariffs, trade wars or trade conflicts, or elections and administration changes, or responses to these events; and
•sales of additional shares of our Series A common stock by us or our directors, officers and principal stockholders.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 66.4% of the voting power of our capital stock as of September 30, 2025. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 50.5% and 19.4%, respectively, of our Series B common stock and together 69.9% of our Series B common stock as of September 30, 2025. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline and may make it more difficult for you to sell your shares of our Series A common stock at a time and price that you deem appropriate. For example, on May 16, 2025, our Chief Executive Officer, co-founder, director and largest stockholder, Andrew Bialecki, sold 10,969,078 shares of our Series A common stock in a registered secondary offering to cover tax obligations related to the exercise of his expiring stock options. If Mr. Bialecki or any of our other directors, executive officers or principal stockholders were to sell a substantial portion of shares of our Series A common stock in the public market, whether in a single transaction or a series of transactions, the trading price of our Series A common stock could decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of September 30, 2025, we had 2,419,486 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 2,310,701 shares of Series B common stock and 14,360,915 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
On July 28, 2025, Shopify partially exercised the Shopify Warrants in cash for 344,383 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.83. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Disclosure in lieu of reporting on a Current Report on Form 8-K
On October 31, 2025, the Company entered into an Employee Assignment Agreement with Velocity Global Switzerland GmbH (“Velocity”) pursuant to which, effective November 5, 2025, Velocity will serve as the legal employer of record of Chano Fernández, the Company’s Interim Executive Officer, and on October 31, 2025, Mr. Fernández entered into a corresponding employment agreement with Velocity. Mr. Fernández’s employment agreement has an indefinite term. Under the Employee Assignment Agreement and the Company’s Master Services Agreement with Velocity Global LLC dated September 10, 2020, Velocity will make Mr. Fernández’s services available to the Company, and the Company will reimburse Velocity for the compensation and benefits it provides to Mr. Fernández. In conjunction with Mr. Fernández’s transition to Velocity, his employment with Klaviyo Ltd will terminate. As an employee of Velocity, Mr. Fernández will be entitled to receive an annual base salary of 800,000 CHF.
Securities Trading Plans of Directors or Executive Officers
(c) During the three months ended September 30, 2025, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities, as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Landon Edmond	Chief Legal Officer and General Counsel	August 21, 2025	November 20, 2025	197,343	August 28, 2026
Amanda Whalen	Chief Financial Officer	August 21, 2025	December 18, 2025	182,000	November 18, 2026
Roxanne Oulman	Director	September 10, 2025	December 10, 2025	8,000	October 19, 2026

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Amended and Restated Bylaws of Klaviyo, Inc.	10-K	001-41806	3.2	February 29, 2024
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Amended and Restated Investors’ Rights Agreement by and among Klaviyo, Inc. and certain of its stockholders, dated May 10, 2021.	S-1	333-274211	4.2	August 25, 2023
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.5	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.6	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1*	RSU Intention Letter, dated August 29, 2025, between Klaviyo, Inc. and Luciano Fernández Gomez.	8-K	001-41806	10.2	August 29, 2025
10.2*	Employment Agreement, dated October 31, 2025, between Velocity Global Switzerland GmbH and Luciano Fernández Gomez.					X
10.3#	Employee Assignment Agreement, dated October 31, 2025, between Velocity Global Switzerland GmbH and Klaviyo, Inc.					X
10.4# +	Master Services Agreement, dated September 10, 2020, between Velocity Global, LLC and Klaviyo, Inc., as amended by that certain Amendment to Master Services Agreement, dated June 21, 2023.					X
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.2	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Indicates a management contract or compensatory plan, contract or arrangement.

#    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) the type that Klaviyo, Inc. treats as private or confidential.

+     Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Klaviyo, Inc. undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

KLAVIYO, INC.

Dated: November 5, 2025	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2025	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)