Form 10-K
period 2025-12-31
Klaviyo, Inc.
filed 2026-02-10
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Registrant’s telephone number, including area code: (617) 213-1788
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock, par value $0.001 per share	KVYO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter), based on the closing price of $33.58 per share of the registrant’s Series A common stock as reported by The New York Stock Exchange on June 30, 2025, was approximately $4.8 billion. Solely for purposes of this disclosure, shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 2, 2026, there were 145,497,436 shares of the registrant’s Series A common stock and 159,276,688 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to leverage artificial intelligence (“AI”) and machine learning and effectively develop and deliver product capabilities that incorporate AI and machine learning;
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

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current beliefs, expectations, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described, anticipated, or implied in the forward-looking statements. Therefore, you should not rely on any of the forward-looking statements as predictions of future events.
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
•We have historically invested significantly in research and development and expect this investment to continue, which may not translate into new products or enhancements to our current products or product features;
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

Part I
Item 1. Business
Overview
Klaviyo is a B2C CRM that helps consumer companies create smarter, stronger, and more valuable customer experiences. We unify the data, intelligence, and actions that define a consumer relationship into an infrastructure built for autonomy and scale. Over 193,000 businesses, from emerging creators to global enterprises, rely on our Klaviyo Data Platform (“KDP”) as the product to turn real-time consumer data into personalized, revenue-driving experiences across marketing, service and beyond.
Our B2C CRM provides a single source of truth for consumer profiles, allowing businesses to understand their customers and act on that understanding immediately. Built for the AI era and open by design, Klaviyo populates consumer profiles with data from first-party systems using over 350 third-party integrations. This unified knowledge about consumer identity, consent, behavior, preferences, and history helps companies grow higher customer lifetime value and build more durable revenue through more impactful consumer experiences.
Our actionable infrastructure creates a flywheel of quality and personalization. Through our combined database, intelligence and action layers, businesses use Klaviyo to power digital marketing and service experiences across channels including email, text, and WhatsApp messaging. Then, those interactions create data that strengthens intelligence, making the next interaction smarter and higher ROI, leading to more interactions. This closed loop increasingly executes autonomously, giving businesses access to the unified consumer context and autonomous systems they need to drive real-time action.
We purpose-built the KDP as a centralized, scalable, and flexible data store that allows our customers to intelligently aggregate and process first-party consumer profile and event data without friction. Building upon our robust data infrastructure, we developed tools, initially focusing on marketing automation, where we revolutionized email practices. While our KDP began with a focus on email marketing capabilities, we now incorporate text messaging and WhatsApp channels, Reviews, Marketing Agent, Klaviyo Service, Klaviyo Analytics, and others.
In early 2025, we defined and introduced a new category of customer relationship management solutions built exclusively for business-to-consumer (“B2C”) companies. We announced Klaviyo B2C CRM, a unified platform that combines marketing, service, analytics, and our data platform into a single system designed to meet the high-volume, fast-paced needs of consumer companies. Klaviyo B2C CRM enables businesses to manage interactions across channels and touchpoints, supporting more personalized and consistent consumer experiences. During 2025, we also expanded our offerings beyond marketing to address customer service use cases. We introduced a suite of capabilities integrated with our platform for service teams, including Customer Agent, Customer Hub, and Helpdesk, which are purpose-built for B2C companies. These offerings reflect our view that customer experience spans both marketing and service functions and benefits from a shared system of record and action.
In September 2025, we launched Marketing Agent and Customer Agent, which leverage Large Language Models (“LLMs”) and other generative artificial intelligence technologies. These capabilities are designed to help consumer companies apply AI in practical ways by using real-time consumer data, enabling immediate action, and continuously learning which actions drive improved business outcomes. Together, these capabilities position Klaviyo to address key gaps in the market for B2C companies seeking a unified, data-driven platform to understand their customers, engage effectively, and support long-term growth. Klaviyo is able to do this for three reasons: (1) we capture the real-time consumer context needed to make automated interactions relevant, (2) we have the infrastructure to help businesses take action immediately, and (3) our systems can learn which actions drive the best outcomes in response to consumer behavior. Klaviyo makes it easy for businesses to know their customers, activate their data, and grow faster.
Advances in AI are enabling businesses to operate with greater speed, quality, and accessibility across consumer-facing functions. AI-driven capabilities reduce operational bottlenecks, allowing teams to execute more quickly; generate marketing and service experiences that perform at or above historical manual benchmarks and improve over time; and expand access to sophisticated capabilities through natural-language interfaces and emerging digital channels. As these developments converge, consumer expectations are evolving toward more personalized, responsive, and continuous interactions. Klaviyo’s platform is designed to support this shift by enabling companies to deploy consumer-facing agents informed by first-party data, deliver individualized experiences across owned channels, and improve team efficiency through increased automation of marketing and service workflows. These capabilities rely on a unified consumer profile and the ability to act on data in real time, which Klaviyo provides through its integrated platform architecture.
Our strategy is to build the autonomous future for B2C companies. We will build that future by delivering an integrated platform that enables marketing, service, and analytics to operate with increasing autonomy on the KDP. We believe this approach supports market expansion, deeper multi-offering adoption, increased usage through automation, and a durable, subscription-based revenue model which is primarily priced based on fixed consumer profile tiers which aligns with consumer outcomes.
While we started in the eCommerce vertical, we have expanded and found organic growth in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from business-to-business (“B2B”) companies. Our open and flexible platform allows for companies of any size to build consumer experiences, and as of December 31, 2025, we had efficiently scaled to over 193,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.
We generate revenue through the sale of subscriptions to our customers for the use of our platform. Our subscription plans are tiered based on the number of active consumer profiles stored on our platform and the number of emails, text messages and WhatsApp messages sent as well as customer tickets and conversations through Klaviyo Service. We do not price based on seats. We currently permit our customers to send unlimited push notifications, which are included as part of our email subscription plan. Active consumer profiles are identified profiles that can be reached via at least one enabled marketing channel in Klaviyo; this means the profile is not suppressed, either by revoking consent or being rendered undeliverable. The vast majority of our subscription plans today are monthly.
Our land-and-expand strategy aligns our success with that of our customers. As our customers grow, they use more active consumer profiles and send more messages like emails, text messages, and WhatsApp messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional marketing channels, such as text messaging, mobile push and WhatsApp, and additional use cases, such as Customer Agent, Marketing Agent, Marketing Analytics, and Advanced KDP, or when their other companies, business units, and geographies start using our platform.
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
We grew our revenue 31.6% year-over-year, from $937.5 million in 2024 to $1,234.0 million in 2025. Our net losses for 2024 and 2025 were $(46.1) million and $(31.8) million, respectively, representing a year-over-year decrease of (31.2)%. This decrease in net loss year-over-year was mainly driven by an increase in revenue. We grew our gross profit 28.7% year-over-year, from $716.2 million in 2024 to $921.5 million in 2025, representing gross profit margins of 76.4% and 74.7%, respectively.
Our Actionable Infrastructure
We built Klaviyo to provide businesses of all sizes powerful technology that captures, stores, analyzes, and predictively uses data to drive measurable, high-value outcomes. Our actionable infrastructure collects and organizes consumer profile and event data into a single system of record. It uses that data to support predictive insights and personalized actions, with interactions generating additional data that can improve future outcomes. Klaviyo brings three powerful components together:
Data Platform. Our customers grow by finding consumers, keeping them, and selling them more over time. Doing that well requires knowing who a consumer is, what they bought, what they looked at, what they abandoned, and when they did it. Our data platform combines profile data, such as identity and preferences, with event data such as browsing, purchasing, returns, and support interactions. By keeping both types of information current in one system, businesses can group customers into audiences that update automatically and respond immediately when a customer takes an action. Our platform is optimized for large volumes of data, delivers sub-second-level accessibility, and provides extremely high levels of personalization and attribution. We built our data store from the ground up to be agile, unbound by specific schema or data structures. This industry-agnostic approach supports marketing, service, and analytics use cases and can be applied to new verticals in the future.
Intelligence Layer. Our intelligence layer applies statistical and machine learning techniques to generate predictions and recommendations based on customer profile and event data to help our customers prioritize audiences, personalize experiences, and evaluate performance in increasingly autonomous ways. It has built insight from billions of messages and trillions of events, allowing businesses to apply real-time context to historical behavioral patterns, create impactful customer experiences, and drive measurable results. As these results create more data to build the intelligence layer, the flywheel compounds.
Action Layer. Knowledge only matters if it turns into action. On top of our data and intelligence layers sits a comprehensive set of tools, AI agents, and features that enable our customers to easily turn consumer insights into revenue-driving actions without the need to hire expensive in-house engineers. Our action layer includes marketing, customer service, analytics, and generative AI capabilities that allow our customers to design and deliver personalized engagement across digital channels. Our platform also incorporates machine learning techniques to power predictive analytics, enabling businesses to estimate consumer lifetime value, predict next order dates, or assess churn risk. Together, these capabilities enable businesses to deliver contextually-relevant and personalized experiences throughout the entire consumer journey.
Many companies try to create similar consumer experiences by attempting to stitch together separate products for data storage, analysis, and action. We built these functions to work together as one system. Companies use Klaviyo to interact with their customers, those interactions build our database, and as that database grows, so do our intelligence capabilities. This closed loop is increasingly autonomous, giving businesses a unified, self-reinforcing system that drives intelligent, real-time action.

Key Benefits of Our Platform
Klaviyo allows customers to effectively harness their first-party data to deliver valuable consumer experiences. This approach has enabled us to deliver the following key benefits:
•Granular segmentation with real-time action by unifying profile and event data. Our customer data store is designed to consolidate customers’ first-party data at scale, synchronizing and unifying data from over 350 integrations seamlessly into a single system-of-record. To provide companies with the information needed to engage consumers effectively, our data store is architected to handle large data sets and can combine and store the complete history of consumer profile and event data in real time.
•Vertical integration that enables fast execution. Our platform combines our centralized data layer, our front-end action layer, and our powerful intelligence layer in one vertically-integrated technology stack. This offers our customers the ability to store and rapidly analyze consumer data in real-time and send automated messages with targeting based on our intelligence, all within one place. Going forward, our vertically-integrated technology stack also gives us the ability to easily extend our platform into new channels and applications.
•Closed-loop learning. Klaviyo incorporates AI and machine learning into this vertically-integrated stack to continuously improve outcomes for our customers. Our intelligence layer has built insight from billions of messages and trillions of events, allowing businesses to use real-time context to create impactful consumer experiences and more data to drive more intelligence. This is all increasingly autonomous. Our customers can then use Klaviyo to harness these AI-powered insights to create content and intelligent automations across marketing and customer service use cases. For example, with Marketing Agent our customers can choose to accept agent-generated campaigns with little or no editing.
•Easy-to-use functionality purpose-built for business users of any technical skill level. Our platform gives business users of any technical skill level the ability to easily build consumer segments, personalize content, create new automations, run tests, engage with their consumers, and launch marketing campaigns with differentiated experiences. Our platform offers simple, one-click, drag-and-drop customizable templates for designing messages. It also offers generative AI tools for creating content and targeting communications, allowing our customers to easily create impactful experiences customized to their unique brand. For advanced functionality, we offer a suite of tools to enable developers to build rapid automations for different use cases and quickly integrate with other systems efficiently, all from a simple and intuitive user interface.
•A flexible platform as preferences evolve. With over 350 integrations, Klaviyo was built from the beginning to be open, flexible, and adaptable to shifting consumer preferences, customer expectations, and new technologies. However these change over time, Klaviyo keeps our customers in control of their own data. As a single solution, Klaviyo enables customers to coordinate their consumer engagement strategy across digital channels, such as email, text, and WhatsApp messaging, as well as customer service touchpoints like live chats, without friction. Our omnichannel capabilities reduce the number of tools and integrations our customers need, increasing speed and efficiency while also reducing costs. Our vertical integration also allows us to easily expand into new channels, enabling our platform to evolve with consumer preferences.
•Rapid and efficient implementation with clear, attributable value to drive high ROI. Due to our pre-configured data model and automatic integrations, our platform offers rapid and efficient implementation. Meanwhile, due to our advanced technological architecture and vertical integration, we can quantify the amount of revenue that our customers generate with specific engagements through our platform, quickly and easily measuring their success. AI-powered automation further accelerates time to value by reducing manual setup and ongoing operational effort. As consumer interactions on Klaviyo generate attributable value, that continues to reinforce adoption.

Our Growth Strategies
As we build the future for B2C companies, our growth strategy is to expand the types of consumer experiences our platform can deliver, increase the number of those experiences, and then deliver them with increasing quality and autonomy. We believe this approach supports market expansion, deeper multi-offering adoption, increased usage through automation, and a durable, subscription-based revenue model which is primarily priced based on fixed consumer profile tiers and aligns with consumer outcomes. As businesses rely more heavily on data-driven and AI-enabled systems to interact with consumers, we also believe our platform is positioned to support increased usage, broader adoption, and durable growth.
•Expand addressable markets and increase market share. We believe enterprise and international adoption represent significant growth opportunities as consumer companies seek a unified system to manage consumer experiences across marketing and service. As organizations consolidate tools and standardize on platforms that can operate at scale, we continue to see momentum among larger customers and in international markets, supported by investments in go-to-market capabilities, global infrastructure, and localization.
•Drive multi-offering adoption and deeper platform usage. We believe multi-offering adoption is a durable growth lever as customers consolidate marketing, service, and analytics on a shared data foundation. Customers that use multiple Klaviyo offerings are able to coordinate engagement more effectively across the consumer lifecycle, including marketing and service touchpoints, improving outcomes and increasing the value derived from the platform. As customers expand usage across additional offerings, channels, brands, and geographies, their reliance on our platform grows.
•Expand usage and monetization through AI and automation. We believe AI-powered agents and automation increase both the volume and value of interactions that customers run through our platform. As customers deploy agents to execute campaigns, respond to inquiries, and personalize engagement in real time, we expect increased platform usage driven by higher interaction frequency, broader use cases, and more autonomous execution.
•Maintain a durable model aligned with customer outcomes. Our business model scales as customers grow and engage more consumers. As customers increase interaction volume, adopt additional offerings, and rely more heavily on automation and AI-driven workflows, our revenue naturally expands alongside customer success, reinforcing long-term durability.
Overall, this amalgamation of growth strategies is designed to align with customer outcomes. Klaviyo’s economics scale as customers grow and engage more consumers, reinforcing long-term value.
Our Capabilities
By combining unified consumer profiles with automation and execution, Klaviyo makes it easy to turn consumer data into revenue-driving experiences with measurable impact across marketing, service, and beyond. Our vertically-integrated, highly-scalable and flexible platform unifies the data and action layers with our messaging infrastructure into one modern tech stack, providing all the capabilities and automation tools necessary to drive personalized consumer engagement:
AI Agents
Marketing Agent: Marketing Agent is an AI-driven, autonomous marketing assistant built into the Klaviyo B2C CRM platform. It is designed to automate and accelerate marketing strategy, content creation, and campaign execution for consumer companies, enabling teams to operate with greater efficiency and creativity. With Marketing Agent, customers can autonomously generate complete, on-brand marketing campaigns, flows and signup forms in minutes.
Customer Agent: Customer Agent is an AI-powered assistant that provides 24/7 support and selling across digital channels. It answers questions, resolves issues, and helps shoppers discover products and complete purchases. Powered by Klaviyo data, Customer Agent delivers personalized, real-time conversations at scale, helping businesses improve consumer experiences, increase conversions, and reduce inquiries handled by human teams.
Marketing
Email: Klaviyo enables businesses to send personalized email communications to their customers, leveraging a unified consumer profile and real-time behavioral data. Our email marketing solution includes a range of customizable drag-and-drop templates, automated campaign and workflow capabilities, Smart Send Time optimization to improve engagement, generative AI tools for content and subject line creation, and A/B testing to support performance optimization. Advanced segmentation and personalization features allow customers to target audiences based on behavior, preferences, and predictive insights, helping drive more relevant and effective engagements.
Text and WhatsApp messaging: Klaviyo’s platform includes robust mobile messaging capabilities that enable companies to engage consumers via text messaging, Rich Communication Services (“RCS”), and WhatsApp, all powered by our real-time consumer data and unified profile infrastructure. Text messaging allows businesses to deliver targeted, automated text campaigns—including promotions, alerts, and reminders—with broad reach and integration into omnichannel flows. RCS enables rich, interactive, branded messages with high-resolution media and engagement features, while automatically falling back to text messaging where RCS is unsupported, enhancing engagement without sacrificing delivery. WhatsApp further extends messaging to one of the world’s most widely used mobile platforms, enabling personalized, real-time conversational and campaign-driven interactions that complement email and text messaging communications and support global consumer engagement strategies.
Mobile app marketing: Our push notification channel allows customers to send personalized push notifications on iOS and Android devices to engage consumers with timely and relevant mobile app notifications to build omnichannel experiences.
Social: With Klaviyo’s acquisition of Gatsby in 2025, we enable companies to convert social media engagement into measurable growth. Klaviyo Social brings social interaction data—such as Instagram comments, direct messages, and tags—into the Company’s unified consumer profiles, enabling more personalization across channels. Klaviyo Social allows companies to grow owned contact lists directly from social platforms by capturing consented email and text messaging subscribers generated through social campaigns, and to use real-time audience synchronization to improve advertising efficiency across major platforms.
Reviews: Our Reviews add-on allows our customers to collect product reviews alongside consumer data and messaging in Klaviyo, delivering a more seamless experience across the customer lifecycle. Our AI tools also suggest review headlines for consumers based on their review content, and generate personalized review replies for our customers with the click of a button.

Our omnichannel approach allows our customers to communicate with their consumers in the manner that best serves their diverse business needs. By creating a single, holistic view of the consumer, we can help customers understand and communicate with their consumers across all channels. For example, some customers may choose to engage with consumers asynchronously through email with highly-segmented, personalized, and cost-effective messages. However, in some cases, such as notification of a flash sale, customers may choose to drive revenue through concise, action-oriented interactions delivered in real-time through text messaging, WhatsApp messaging, or push. Because our platform was purpose-built to help customers understand their consumers, our customers can leverage consumer profiles, event data, and

AI-powered predictive analytics to deliver highly personalized messages across relevant communication channels, rather than through disparate and disjointed channels.
Service
Customer Hub and Helpdesk, along with Customer Agent described above, together form Klaviyo’s Service suite, designed to connect consumer-facing service experiences with Marketing on a single platform powered by data and AI. By unifying Service and Marketing workflows, these offerings enable businesses to engage consumers more consistently across the customer lifecycle, using real-time data and intelligence to inform more personalized, seamless interactions.
Customer Hub: Customer Hub is a consumer-facing portal that brings shopping, service, and personalization together in one place. Shoppers can track orders, discover products, redeem rewards, manage subscriptions, and get support using real-time, on-site personalization powered by Klaviyo data. Customer Hub helps businesses increase revenue, strengthen loyalty, and deliver more tailored consumer experiences.
Helpdesk: Helpdesk is an AI-powered workspace for managing consumer conversations across channels. Teams use Helpdesk to route inquiries, manage issues, and respond with full consumer context from Klaviyo data. By connecting service interactions with marketing, Helpdesk helps businesses operate more efficiently and deliver more connected consumer experiences.
Data and Analytics
KDP: The KDP is embedded within Klaviyo’s B2C CRM and available to all Klaviyo customers. The KDP unifies real-time and historical consumer data for marketing, customer service, and analytics—and it’s built into Klaviyo B2C CRM. It provides user-friendly tools to unify, enrich, transform data, run more advanced reporting and predictive analysis, and sync data into and out of Klaviyo at scale. Our KDP is built for businesses of all sizes and gives customers a unified, real-time view of consumers across their entire lifecycles.
Advanced KDP: Building on top of the features included to all customers through the KDP, the Advanced Klaviyo Data Platform provides an enhanced set of data capabilities for more advanced users. Additional features include data export to third-party destinations, no-code data transformations, customizable CLV predictive analytics, catalog insights to drive cross-sell, and more advanced segmentation like RFM (recency, frequency, monetary value) analysis.
Marketing Analytics: Our Marketing Analytics offering provides companies real-time, AI-powered insight into consumer purchase behavior so they can take action faster. Our predictive analytics features use AI and machine learning to drive valuable consumer insights related to consumer lifetime value, churn risk, and behavior forecasting, enabling businesses to make data-driven decisions that help them maximize revenue potential. Customers can benchmark their performance metrics against industry peers to identify optimization opportunities. These analytics capabilities integrate directly with our unified platform, enabling customers to immediately convert insights into targeted marketing campaigns and automated workflows that drive measurable revenue growth.
Our Features
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
Automation — Campaigns and Flows: Using our platform, businesses can build marketing campaigns, which deliver regular interactions to their consumers about new launches, sales announcements, newsletters, and more. With Klaviyo, customers can drive more revenue by building data-powered omnichannel campaigns that engage their consumers across every touchpoint. We offer pre-built templates for customers to choose from, and our platform has built-in generative AI capabilities to allow users to auto-generate email, text messaging, and WhatsApp messaging content and build automations using natural language inputs. Our platform also enables businesses to build flows, which are a sequence of automated actions, including messages, that are triggered when a consumer performs a specific action — such as joining a list, being added to a segment, making a purchase, or abandoning their cart. We also offer customers the ability to use AI-assisted natural language inputs to build and manage their flows with minimal human input needed. Our built-in attribution allows customers to quantify and understand the revenue impact of campaigns and flows.
Analytics and Benchmarks: Our predictive analytics features use AI and machine learning to drive valuable consumer insights related to consumer lifetime value, churn risk, and behavior forecasting. Our benchmark feature aggregates anonymized performance data across our customer engagement strategies and allows businesses to compare their performance to that of their industry peers. Business metric comparisons such as open rate, average cart value, and subscriber rate allow businesses to evaluate the effectiveness of their engagement strategy and identify key areas of opportunity.
Our Technology
The Klaviyo infrastructure was engineered to be cloud-native, consisting of a set of reusable primitives that enable tight vertical integration while remaining independent and extensible. From the beginning, it was designed to power many applications—starting with marketing—as well as intelligence use cases, beginning with machine learning and more recently generative AI.
Our data layer is the core of the Klaviyo platform and the foundation on which we built all our functionality. We built a composite data store that aggregates effectively unlimited amounts of data in a way suitable for transactional, analytical, and machine learning workloads. Event data allows customers to send behavior-triggered messages that keep consumers engaged with the right message at the right time. This industry-agnostic, data-first approach supports marketing, customer service, and analytics use cases and can be applied to any vertical that requires the combination of fast performance with real-time, predictive intelligence. The architecture of our data store runs an ingestion pipeline responsible for deduping, data augmentation, and identity resolution. This pipeline spawns an extensible projection mechanism in real-time as billions of facts and actions are ingested, enabling us to store the processed data in multiple formats and easily add new use cases.
This data layer feeds applications and agents that enable businesses to deploy predictive modeling and personalized engagement across the entire consumer journey without specialized engineering teams. These applications and agents are natively integrated with our data store and leverage sophisticated machine learning, giving businesses predictive insights like estimated customer lifetime value, next order dates, or churn risk. We have expanded our action layer to include Klaviyo Service, our AI-powered customer service offering, which enables businesses to manage and automate customer support interactions using the same unified consumer data that powers marketing and analytics.
Finally, our intelligence layer connects the insights contained in our database to the actions powered by our applications. Here, consumer interactions enrich the data store, improve the intelligence layer outcomes, and use those outcomes to drive more interactions. Our intelligence layer has built insight from billions of messages and trillions of events, allowing businesses to apply real-time context to historical behavioral patterns.
The overarching architectural decision to use independent reusable primitives across the data, action, and intelligence layers was key to providing the level of scalability, reliability, and performance that our infrastructure offers. The overall result is a system that grows more effective overtime, moving beyond simple automation tasks toward a fully autonomous system that empowers businesses to act on their data with unprecedented scale and speed.
Scalability
Efficient Computation and Storage: Our vertically-integrated platform is built for massive scale using cloud computing. In order to enable our customers to create dynamic, personalized experiences for their end users, we efficiently ingested and stored billions of events every day on average during 2025. We use this data to power personalization and send billions of messages each month across multiple channels, including email, text messaging, WhatsApp messaging, and push notifications.
Optimized for Large Data Sets: Our data store is optimized for large data sets with the capacity to combine and store our customers’ entire consumer history of profile and event data in real time without expiration of the ingested data. Architectural techniques such as data partitioning and indexing across natural query seams allow our platform to scale with our customers.
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
We have intentionally separated our action layer from our data stores through the implementation of rich front-ends including HTML, JavaScript, and CSS that use techniques like backend-for-frontend APIs and leverage content delivery networks to reduce latency in accessing data.

Our Partner Ecosystem
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
Commerce Platforms
Through our partnerships and data integrations with commerce platforms, we are able to aggregate and analyze our customers’ first-party consumer data in real-time to drive more and better insights for our customers. In July 2022, we completed a series of transactions to memorialize our strategic partnership with Shopify, which established Klaviyo as the recommended email solution for all Shopify Plus merchants. We also partner with most other major commerce platforms, including WooCommerce, Magento (Adobe), BigCommerce, Salesforce Commerce Cloud, PrestaShop, and Shopware. We have additionally integrated with Amazon Buy with Prime. Our platform integrations create value for customers across a variety of verticals beyond retail and eCommerce. For example, we integrate with Olo and Toast in the restaurant industry, Mindbody in the fitness and wellness industry, and Eventbrite, Cloudbeds, and Mews in the events industry. In January 2026, we also launched the Klaviyo application with OpenAI, allowing our customers to access their Klaviyo data right inside ChatGPT.
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

Developers
We provide many developer-friendly features, including a flexible data architecture, no data pre-configuration requirements, API reference documentation and guides, new SDKs and developer tools, a community forum for collaboration, and monthly newsletters to help developers stay informed on all upcoming releases. We offer several incremental features that serve developers, including the ability to run code hosted on our platform. As a result, when developers are using our platform to build and test code, they can do so without needing to set up separate hosting environments. We also provide developers with data sample generation tools, allowing them to run and test their code against real, anonymized datasets which we generate for them as sample sets, so that they do not have to identify, obtain and ingest relevant data sets for their work. Additionally, in 2025, we launched the Klaviyo Model Context Protocol (MCP) server, which seamlessly integrates with Klaviyo’s APIs, enabling both customers and AI-native developers to use AI clients to interact with Klaviyo data and skills.
Our Customers
Our platform serves businesses of all sizes, across industries and geographies. Our customers range from entrepreneurs and small and medium-sized businesses to mid-market businesses and enterprises. Today we have a strong presence in the retail and eCommerce vertical and see growth from international customers. As of December 31, 2025, we served over 193,000 customers, up from 167,000 customers as of December 31, 2024.
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
Our outbound sales motion and sales process for all customers is differentiated by the amount of tangible advice and recommendations we are able to provide. Using all available channels, including social, video, email, phone, text messages, and WhatsApp messages, we are able to deliver actionable insights to prospective customers that help them drive revenue growth.

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
Our Customer Experience teams provide a wide range of services that help meet our customers’ needs, including the following:
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
•Our global support team provides 24/7 email and live chat support to ensure customers’ critical questions and issues are addressed quickly.
•We offer proactive deliverability monitoring to ensure our customers’ messaging consistently reaches their consumers, as well as strategic audits to guide our customers to optimize the platform usage through shifting priorities and external environment changes.
•We offer dedicated developer education and technical documentation as well as a developer-specific community to support and grow our developer ecosystem.
Because we are always striving to raise the bar, we have a robust listening framework to engage with our customers from large to small through dedicated programs, such as Customer Success at Scale, Voice of the Customer, and dedicated Customer Success Managers for our largest customers. With this ongoing feedback, we can continue to make impactful improvements to our platform and to the customer experiences we offer.
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
The integration and adoption of AI technology, including generative AI and autonomous AI agents, is increasingly central to competitive positioning in our industry. Our ability to develop and integrate advanced AI functionality affects our competitive standing and market differentiation.
We believe that we compare favorably on each of these factors relative to our competitors. However, some of our competitors and potential competitors may be larger and have greater brand awareness, longer operating histories, larger marketing budgets and established marketing relationships, access to larger customer bases, and significantly greater resources for product development, including integrating and developing AI technology. Additionally, because our market is rapidly developing, it is possible that new entrants, particularly those with extensive resources, could introduce new products or services that compete in our market and better address the needs of our customers and potential customers. See the section titled “Risk Factors” section for a more detailed description of risks related to competition.
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
As of December 31, 2025, we had 26 issued and allowed patents and 47 pending patent applications in the United States that cover various aspects of our business in the United States and abroad. Our issued patents are scheduled to expire between February 2042 and February 2044. These patents and patent applications are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and internationally to the extent we determine appropriate and cost-effective.
As of December 31, 2025, we had 6 registered trademarks and 5 pending trademarks in the United States and 101 registered trademarks and 42 pending trademarks in non-U.S. jurisdictions. We also have registered domain names for websites that we use in our business, such as www.klaviyo.com and other similar variations.
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
Human Capital Resources
As of December 31, 2025, we had a total of 2,368 employees located in six countries, with the substantial majority of our employees located in the United States. We supplement our workforce with contractors and consultants.
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

“Klaviyo” is our registered trademark in the United States, the European Union (the “EU”), the United Kingdom, Australia, and other jurisdictions. The Klaviyo design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of Klaviyo, Inc. and are protected under applicable intellectual property laws. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
Available Information
Our website is located at www.klaviyo.com, and our investor relations website is located at https://investors.klaviyo.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our https://investors.klaviyo.com and www.klaviyo.com websites, as well as our blog posts, press releases, public conference calls, webcasts, X (formerly known as Twitter) feed, Instagram page, Facebook page, and LinkedIn page, as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
We have experienced rapid revenue growth in recent periods. Our revenue was $1,234.0 million, $937.5 million, and $698.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, representing a growth rate of 31.6% in 2025 and 34.3% in 2024. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market and enterprise businesses, and the cross-selling of our text messaging offering alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
•expand subscriptions to our platform for our existing customers;
•increase the number of products we sell;
•improve the functionality of our products and our platform and achieve and/or maintain market acceptance for them;
•retain existing customers;
•attract new customers;
•succeed in selling our products in new verticals and in markets outside the United States;
•keep pace with technological developments, including rapid advances in AI and machine learning technologies;
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
We may not successfully accomplish any of these objectives. If we do not, or if the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain our revenue growth for any reason, including the reasons listed above, it may be difficult to achieve and maintain profitability, the trading price of our Series A common stock may continue to be volatile, demand for our products and our platform could decline, and our business, financial condition, and results of operations may be adversely affected.
Our business has experienced rapid growth, and if we fail to effectively manage our growth or anticipated growth, our business, results of operations, and financial condition could be adversely affected.
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown significantly in recent years, reaching 2,368 employees as of December 31, 2025. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 92,000 as of December 31, 2024 to approximately 108,000 as of December 31, 2025. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products, features, and messaging channels we offer (such as Reviews, Marketing Analytics, Advanced KDP, Marketing Agent, Customer Agent, Customer Hub, Helpdesk, and AI features, as well as additional messaging channels like text messaging, mobile push, and WhatsApp) and the usage and amount of data that our platform and associated infrastructure support. This growth in our business has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
As we continue to grow, we will need to further improve and scale our operating and administrative systems, as well as our ability to manage headcount, capital, and internal processes. Continued growth could also cause our organizational structure to become increasingly complex, requiring us to further develop and adapt our operational, financial, and management controls, and enhance our reporting systems and procedures. Supporting these needs, and the broader expansion of our systems and infrastructure, will require substantial operational, financial, and management resources, often in advance of revenue growth and without assurance that such growth will occur. If we fail to effectively scale our systems and organization, or to recruit, train, and retain highly skilled personnel in a timely manner or at all, our business, results of operations, and financial condition could be adversely affected.
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
Since we launched our platform in 2012, our business has evolved significantly as we have expanded into new product categories, markets, and customer segments, and incorporated new technologies, including AI and machine learning. As a result, our operating history with respect to our current scale, product portfolio, and go-to-market model, and our ability to forecast our future results of operations are limited and subject to a number of uncertainties, including our ability to plan for future growth. Our historical growth should not be considered indicative of our future performance. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, including those related to:
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
If we do not address these risks successfully, or if our assumptions or forecasts prove to be incorrect or require adjustment, our business, results of operations, and financial condition could be adversely affected.
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
The integration and adoption of AI technology, including generative AI and autonomous AI agents, is rapidly changing the competitive dynamics of our industry. Competitors with superior AI capabilities, whether through greater investment in AI development, access to larger or higher quality training datasets, more advanced AI models, or autonomous agents with greater capabilities or broader functionality, may be able to offer more effective, efficient, or innovative solutions that attract customers. If we are unable to continue developing and integrating advanced AI functionality, including autonomous agents and generative AI features, at a pace that meets customer expectations or competitive benchmarks, our market position and growth prospects could be adversely affected.
Many of our current and potential competitors have or may have significantly greater financial, technical, marketing, and other resources than we do. They may secure better terms from partners, adopt more aggressive or alternative pricing policies, devote more resources to technology, infrastructure, sales, marketing, and customer service, or make strategic acquisitions that expand their capabilities or customer bases. These competitors may also engage in more extensive research and development efforts or undertake more far-reaching marketing campaigns, which may allow them to attract customers or partners. For example, for our text messaging offering, we do not currently separate carrier fees from the fees that our customers pay for our product. In contrast, some of our competitors separate carrier fees from their product fees, which may create the appearance of a lower product fee and which may appear more attractive. Our competitors may also develop a platform or products that are similar to ours or that achieve greater market acceptance than ours, which could attract customers or partners away from our platform or our products and reduce our market share.
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

Our business and success depend, in part, on our ability to successfully integrate with third-party platforms, especially with eCommerce platforms such as Shopify, and our business could be harmed as a result of any disruptions to these third-party platform integrations or our relationships with third-party platform providers.
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
As of December 31, 2025, approximately 77.9% of our ARR was derived from customers who also use Shopify Inc.’s (and together with certain of its affiliates, “Shopify”) platform, while only approximately 7.4% of our new ARR in 2025 was derived from customers that came to us through the Shopify app store. Shopify also helps to promote our brand by referring new customers to us, and under our partnership with Shopify, we are the recommended email solution for Shopify Plus customers globally. Any disruption to the functionality of our integration with Shopify, including our removal from their app store, could create delays in data synchronization for our customers and adversely affect the customer experience. Further, if Shopify is unable or unwilling to continue to integrate with our platform for any reason, or if our products or our platform no longer integrate with Shopify’s platform, our customers that use Shopify’s eCommerce platform could be required to switch to another eCommerce platform in order to continue using our platform and our products. However, the termination or degradation of our integration with Shopify could cause us to lose customers if these customers do not transition to a new eCommerce platform, or if they transition to a platform that does not integrate with our platform. We also have integrations with other third-party eCommerce platforms, such as BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Salesforce Commerce Cloud, Shopware, Square, Wix, and WooCommerce, and some of our customers transition from one third-party eCommerce platform to another while remaining on our platform. Further, diversifying our contractual relationships and operations with other platforms could increase the complexity of our operations and lead to increased costs. The current term of our agreement with Shopify expires in 2029, and Shopify could refuse to renew such agreement or renegotiate such agreement on terms that are neither favorable to us nor commercially reasonable. If our agreement with Shopify is not renewed, if there are any disruptions to our Shopify integration or if we are unsuccessful in maintaining our relationship with Shopify, for any reason, including actual or perceived competing offerings, the utility of and demand for our platform and our products could decline, and our business, financial condition, and operating results could be materially and adversely affected.

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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to public health crises, labor shortages, supply chain disruptions, inflation, government shutdowns, geopolitical developments (such as the Russia-Ukraine conflict, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy or the introduction of tariffs causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Increased tariff rates could adversely affect our customers’ and suppliers’ businesses and in turn adversely impact our business and usage of our platform, including customers requesting discounts on our products and services and/or delaying their purchasing decisions. In addition, the imposition of taxes that target U.S. service providers, such as us, could directly increase the prices that our customers pay and adversely affect our business, and changes or uncertainties in U.S. trade policies toward foreign countries could create unfavorable economic conditions that may adversely affect our operations and growth. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described elsewhere in this section as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
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
•changes in search engine ranking algorithms or other search and discovery mechanisms used by potential customers;
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

In order for us to sustain demand for our products and maintain or increase our revenue growth, it is important that our customers renew and/or expand their subscriptions. Most of our customers’ subscriptions with us are month-to-month, and they therefore have no obligation to renew their subscriptions or maintain their usage levels. Some of our customers have elected not to renew their subscriptions with us in the past, and it is difficult to accurately predict long-term customer retention. Customers may also renew on terms less favorable to us, optimize their usage, or reduce their spend. Further, to achieve continued growth, we must not only maintain our relationships with our existing customers, but expand our commercial relationships with our existing customers and encourage them to increase usage of our platform.
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
We incurred net losses of $31.8 million, $46.1 million, and $308.2 million in the years ended December 31, 2025, 2024, and 2023, respectively. We are not certain whether we will be able to achieve and maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
•our technology infrastructure and operations, including systems architecture, scalability, availability, performance, and security;
•platform development, including investments in our platform development team, AI and machine learning technologies, and the development of new products and functionality for our platform as well as investments in further improving our existing platform and infrastructure;
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
For the years ended December 31, 2025, 2024, and 2023, our research and development expenses were 23.6%, 25.4%, and 37.6% of our revenue, respectively. Research and development projects can be technically challenging and expensive, and require specialized personnel and significant computing infrastructure, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing and integrate resource-

intensive technologies, such as AI and machine learning. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as text messaging, by maintaining efficiency. These investments may adversely affect our operating margins and short-term profitability, and we may not realize the expected benefits. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, growth prospects, and results of operations.
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
Further, the use of machine learning and AI has become increasingly prevalent in our industry, and, although we intend to continue developing our platform’s machine learning and AI capabilities to meet the needs of our customers and partners, including generative AI and autonomous agents, we may be unable to accurately or efficiently integrate machine learning and AI features or functionalities of the quality or type sought by our customers and partners or offered by our competitors. These development efforts may also require significant engineering, sales, and marketing resources, all of which could require significant capital and management investment. If we are unable to enhance our platform and product offerings to keep pace with rapid technological and regulatory change, or if new technologies, including machine learning and AI solutions, emerge that are able to deliver competitive products at aggressive or alternative prices, more efficiently, more conveniently or more securely than our platform, demand for our platform and product offerings may decline, and our business, financial condition, and results of operations may be adversely affected.

We depend on our senior management team, and the loss of one or more members of our senior management team or our key employees, or an inability to attract and retain highly skilled employees, could adversely affect our business.
Our success depends upon the continued service and contributions of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. In particular, we depend on the vision, skills, experience, and effort of our co-founder and co-CEO, Andrew Bialecki, and our co-CEO Chano Fernández. From time to time, our executive management team has changed and may continue to change due to the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees, so the loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or disability) could adversely affect our business.
Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for this type of personnel is intense, especially for experienced software engineers, personnel with experience in AI and machine learning, and senior sales executives. In addition, a portion of our workforce is remote, which adds to the complexity of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources.
Many of our key personnel are vested in a substantial amount of shares of our Series A common stock, Series B common stock, restricted stock units (“RSUs”), and/or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise price of the options or grant date values of the RSUs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Series A common stock. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the years ended December 31, 2025, 2024, and 2023, we derived 39.9%, 37.6%

and 36.5% of our revenue, respectively, from customer accounts outside of the United States. We currently have international offices in the United Kingdom, Australia, Ireland, Singapore, and France and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
•the timing and success of new capabilities, including AI features, by us or by our competitors or any other change in the competitive landscape of our market;
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
In the event that our service agreements with our third-party hosting provider are terminated or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such provider’s facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could be technically challenging, time-consuming, and expensive and could adversely affect our business, financial condition, and results of operations.

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
The reliability and continuous availability of our platform is critical to our business. However, software and products in our industry are inherently complex and often contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions, AI features, or enhancements are released. Our platform may contain serious errors or real or perceived defects, security vulnerabilities, failures or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance of our platform, negative publicity, loss of competitive position, lower customer retention or claims by customers for losses sustained by them and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition, and results of operations. In such an event, we may be required, or may choose, to expend additional resources in order to help correct the problem(s). In addition, we may not carry insurance sufficient to compensate us for any losses that may result from claims arising from defects or disruptions in our products.

As a result of any of these events, our reputation and our brand could be harmed, and our business, results of operations, and financial condition may be adversely affected.
Any failure to offer high-quality technical support services may harm our relationships with our customers, our brand, and our results of operations.
Once our products are deployed, our customers depend on our support organization to resolve technical issues relating to our products, which may become more complex as we expand our customer base to include larger enterprise customers. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services, or hire and train sufficient qualified support personnel with the specific domain knowledge and technical expertise required to support our platform. We may also be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased customer demand for these services could increase costs, without corresponding increases in revenue, and harm our gross margins and results of operations. In addition, our sales process is highly dependent on the quality of our products, the reputation of our business, the positive recommendations from our existing customers and through word-of-mouth generally. Any failure to maintain high-quality technical support, or a perception by our customers and others that we do not maintain high-quality support, could harm our reputation and our ability to sell our products to existing and prospective customers, and as a result, could adversely affect our business, results of operations, and financial condition.
If we are unable to maintain our culture and core values as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe our culture and core values are critical to our success and have delivered tangible financial and operational benefits to our customers, employees, and stockholders. Our values impact everything we do in our organization, and we have designed our core values as a guiding set of principles for our employees and business. Accordingly, we have invested substantial time and resources in building a team that reflects our culture and core values. As we continue to grow and expand internationally, our operations are likely to become increasingly complex, and we may find it difficult to maintain these important aspects of our culture and core values. Any failure to manage our anticipated growth and organizational changes in a manner that preserves the key aspects of our culture and core values could hurt our ability to recruit and retain personnel and effectively focus on and pursue our corporate objectives. Any failure to preserve our culture or core values could negatively affect our future success.
We may not realize the anticipated benefits of our efforts to streamline operations and improve cost efficiencies, including restructuring and reorganization activities, which may be disruptive to our operations and could adversely affect our business, results of operations, and financial condition.
We have previously undertaken, and may in the future undertake, efforts to streamline our operations and improve cost efficiencies to align with our priorities. For example, in March 2023, we implemented a reduction-in-force affecting approximately 8% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays, unexpected costs, or diversion of management attention. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
Furthermore, our workforce reductions may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, reduced employee morale or productivity, loss of institutional knowledge, and harm to our reputation as an employer. We may also face claims, lawsuits, or regulatory scrutiny related to these actions, particularly in jurisdictions with complex labor laws. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

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
Accounting principles generally accepted in the United States (“GAAP”) and related accounting pronouncements, implementation guidelines, and interpretations we apply to a wide range of matters that are or could be relevant to our business, such as accounting for revenue recognition, costs associated with internal-use software, business combinations, long-lived asset impairment, goodwill, variable interest entities, and stock-based compensation, are complex and involve subjective assumptions, estimates, and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change or add significant volatility to our reported or expected financial performance. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred in the past, and may occur in the future. Changes to existing rules or evolving interpretations or the questioning of current practices by regulatory bodies may adversely affect our reported financial results or the way we conduct our business, and identifying and implementing such changes could require us to make significant changes to our financial management systems, internal controls, and processes, which could be costly and time-consuming. In addition, if we were to change our critical accounting estimates, including those related to the recognition of subscription revenue and other revenue sources or the period of benefit for deferred contract acquisition costs, our results of operations could be significantly affected. For more information, see Note 2. Summary of Significant Accounting Polices in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
If our judgments or estimates relating to our critical accounting estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline of the trading price of our Series A common stock.
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances; however, by their nature, these estimates and assumptions are subject to an inherent degree of uncertainty and actual results could differ significantly from our estimates. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Series A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, capitalization of internal-use software costs, stock-based compensation expense, business combinations, and tax sharing liability.
We track and disclose certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and materially adversely affect our stock price, business, results of operations, and financial condition.
We track and disclose certain operational metrics, including metrics such as KAV and NRR, which are calculated using internal data and tools that are not independently verified by any third party and may differ from estimates or similar metrics published by third parties or other companies due to differences in sources, methodologies, or the assumptions on which we rely, and therefore may not be comparable to similarly titled metrics used by other companies. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, internal control over financial reporting is subject to inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Further, weaknesses in our disclosure controls and internal control over financial reporting have been discovered in the past and may be discovered in the future. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Series A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are required to comply with the SEC rules implementing Section 404 of the Sarbanes-Oxley Act and must provide an annual management report on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations, and financial condition, and could cause a decline in the trading price of our Series A common stock.
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
The rules governing U.S. federal, state, and local and non-U.S. taxation are constantly under review by legislative bodies, the Internal Revenue Service, the U.S. Treasury Department, and other taxing authorities. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key tax provisions include the restoration of 100% bonus depreciation for certain qualified property, immediate expensing for domestic research and experimental expenditures and modifications to international tax provisions. Changes to tax laws or tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application), could adversely affect us or holders of our Series A common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations.
Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future.
Furthermore, as we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. For example, many countries are actively considering or have proposed or enacted changes to their tax laws based on the model rules adopted by The Organisation for Economic Co-operation and Development (“OECD”) defining a 15% global minimum tax (commonly referred to as Pillar Two), which could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.
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
As of December 31, 2025, we had approximately $1.0 billion of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2025, we had approximately $618.5 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2031. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation. Due to certain executive option exercises as well as tax legislation impacts from the OBBBA, we anticipate NOLs to increase in the future.
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
We have funded our operations since inception primarily through equity financings and cash generated from our operations through sales of subscriptions to our platform. We cannot be certain when, or if, our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and our growth, and may require additional funds to respond to future business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we incur debt, the debt holders would have rights senior to holders of our Series A common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity or equity-linked securities, our existing stockholders could experience dilution, and new equity securities we issue could have rights, preferences, and privileges senior to those of our Series A common stock. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Series A common stock and diluting their interests. Additional financing may not be available on terms favorable to us, if at all. There has recently been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such volatility and economic downturns in general, or volatility in our stock price specifically, could limit our access to capital markets and increase our borrowing costs. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations.
Partnerships, strategic investments, alliances or acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to enter into joint ventures, or acquire or invest in new businesses, products, platform capabilities or technologies that we believe could complement our products or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in October 2022, we acquired Napkin.io, a platform that provides developers an easy and secure way to write and deploy code, and in August 2025, we acquired Gatsby, a social automation product that helps brands convert engagement over social channels into owned customer relationships. In the future, we may not be able to find and identify desirable joint ventures, acquisition targets or business opportunities or be successful in entering into an agreement with any particular potential strategic partner. Additionally, any such venture, acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. We may also inherit liabilities or obligations of acquired companies that we are unable to successfully mitigate, including issues related to intellectual property, data privacy, tax, or regulatory compliance, which may not be discovered during our due diligence. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform or our products, or if we experience difficulties in integrating their financial reporting and internal controls, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Cultural challenges associated with integrating employees from acquired companies may also result in the loss of key personnel or decreased productivity. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition, and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.
Any future litigation against us could be costly and time-consuming to defend.
We have been and may from time to time in the future be subject to litigation and legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, securities class actions, cybersecurity or data privacy claims, intellectual property disputes, regulatory investigations, or employment claims made by our current or former employees. Litigation might result in substantial costs, negative publicity, or injunctive relief that requires us to change our business practices or product offerings, and may divert management’s attention and resources, which might seriously harm our business, financial condition, and results of operations. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. In addition, insurance might not cover those claims, provide sufficient payments to cover all the costs to resolve one or more such claims or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, and our business, financial condition, and results of operations may be adversely affected.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries where we conduct activities. Anti-corruption and anti-bribery laws have been interpreted broadly and enforced aggressively in recent years, and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector to influence official action, obtain necessary permits, licenses, and other regulatory approvals, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international sales and business, our risks under these laws may increase.
In addition, in the future we may use third parties to conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies we outsource certain of our business operations to, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, prosecutions, loss of export privileges, suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, settlements, damages, severe criminal or civil sanctions, penalties, injunctions, or collateral consequences against us, our officers or our employees, disgorgement of profits, and other sanctions, enforcement actions and remedial measures, and prohibitions on the conduct of our business, any of which could have a materially adverse effect on our reputation, business, trading price, results of operations, financial condition, and prospects.
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
We are also subject to contractual obligations regarding the processing of personal information and must comply with our own privacy and security policies. Additionally, if third parties we work with, such as customers, partners, vendors or developers, violate applicable laws, our policies or other privacy or security-related obligations, these violations may also put our users’ information at risk and could in turn have an adverse effect on our business. In the provision of our services to our customers, we generally act as a “processor” or “service provider” (as such terms are understood under applicable privacy and data protection laws) for our customers, and we rely on our sub-processors to be compliant with applicable law. However, we cannot be certain that all customers will materially comply with their obligations as “controllers” or “businesses” under applicable privacy and data protection law. As “processors” or “service providers” we may be contractually liable to our customers if we fail to meet the terms of our data processing agreements. In addition, we may be subject to investigation or administrative fines from supervisory authorities or subject to individual claims that we failed to comply with the requirements of applicable privacy and data protection law or that we acted without or against the data controller’s lawful instructions. While we generally act as a “processor” or “service provider” in connection with our provision of services to our customers, we may be deemed a “controller” or “business” in certain instances by regulators or under evolving laws, which would increase our compliance burdens and liability (such as, for instance, in connection with our processing of data concerning our own employees and contractors, the employees and representatives of our customers and in connection with our direct business activities). In connection with our activities undertaken in connection with our role as a “controller” or “business,” we are subject to more onerous obligations, the violation of which could cause us to be subject to fines, penalties, judgments, and other losses.
We strive to comply with applicable laws, policies, and legal obligations relating to privacy and data protection and are subject to the terms of our privacy policies and privacy-related obligations to third parties. However, these obligations may be interpreted and applied in new ways and/or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. If we are unable to comply with law, policy or contractual obligations related to privacy and/or the processing of any personal information, we may be subject to lawsuits, class actions, mass arbitration demands, or governmental investigations, each of which could result in fines, penalties, settlements, judgments, injunctions, orders to destroy or not use personal information or AI models, or other losses. Any actual or perceived failure by us to comply with our privacy-related policies and/or obligations to customers, respondents, users or other third parties, our data disclosure and consent obligations or our privacy or security-related legal obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, which may include personally identifiable information or other data, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups, competitors, the media or others and could cause our users to lose trust in us, which could have an adverse effect on our business.
If we or our third-party service providers experience a cybersecurity incident or data breach or unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, our platform or our products may be perceived as not being secure, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities.
Use of our platform involves the storage, transmission, and processing of our customers’ proprietary data, including personal or identifying information of their customers or employees. Unauthorized disclosure of or access to or cybersecurity incidents, data breaches or other compromises of our platform could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, damage to our brand, diversion of management’s attention, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, including regulatory fines, and significant costs for remediation that may include liability for stolen assets or information, ransom or extortion payments, and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and other liabilities. We have incurred and expect to continue to incur significant expenses to prevent cybersecurity incidents, data breaches and other compromises, including deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Even though we do not control the security measures of third parties who may have access to our customer data, our data, or our platform, we may be responsible for any cybersecurity incident or data breach impacting such measures or suffer reputational harm even where we do not have recourse to the third-party that caused the breach. In addition, any failure by our vendors to comply with applicable law or regulations could result in proceedings against us by governmental entities or others.
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, account compromises, computer malware, viruses, and social engineering (including phishing attacks) are prevalent in our industry and our customers’ industries. In addition, we may experience cyberattacks, unavailable systems, unauthorized access to systems or data or disclosure due to wrongful conduct by insider employees or vendors, denial-of-service attacks, attacks from sophisticated nation-state and nation-state supported actors, attacks enhanced or facilitated by AI, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. While we believe we have taken reasonable steps to protect our data, the techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop cybersecurity incidents, data breaches or other compromises while they are occurring. Like many other companies in our industry, we and our third-party vendors have previously been, and may in the future become, the target and victim of cyberattacks by third parties seeking unauthorized access to our or our customers’ data or accounts or to disrupt our operations or ability to sell our products. Specifically, in July 2022, we were the victim of an attack whereby an unauthorized third-party compromised an employee’s credentials and gained access to our internal systems, including email as well as some of our internal support tools, and, as a result, accessed certain information, including name, email address, and phone number, for a subset of our customers. Additionally, in October 2024, an unauthorized third-party gained access to company source code, as well as other system and application credentials.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward, and we may voluntarily choose to provide notifications even when not legally required, increasing our costs and reputational exposure. In addition, our agreements with certain customers may require us to notify them in the event of a cybersecurity incident or compromise or data breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.
If we or our third-party service providers suffer, or are perceived to have suffered, a data breach or other cybersecurity incident, we may experience a loss of customer confidence in the security of our platform and damage to our brand, reduced demand for our products and disruption of normal business operations. Such a circumstance may also require us to spend material resources to investigate, remediate or correct the issue and prevent recurrence, notify regulators, and affected stakeholders, expose us to legal liabilities, including class action lawsuits and mass arbitration demands, litigation, regulatory enforcement, indemnity obligations, fines, penalties, and bans on processing personal information, and adversely affect our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data. Additionally, as a result of a data breach, compromise or other cybersecurity incident, we could be subject to demands, claims, and litigation by private parties and investigations, related actions, and penalties by regulatory authorities.
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
Because data security is a critical competitive factor in our industry, we make numerous statements in our customer contracts, privacy policies, terms of service, security certifications, industry standards, and marketing materials, providing assurances about the security of our platform including detailed descriptions of security measures we employ. Should any of these statements be untrue or become untrue, or be perceived to be untrue, even in circumstances beyond our reasonable control, we may face claims of misrepresentation, unfair business practices, or deceptiveness by the Federal Trade Commission (the “FTC”), state attorneys general, state, federal, and foreign regulators, and private litigants.
We enter into agreements with our customers regarding our collection, processing, use, and disclosure of personal, confidential, or sensitive information in relation to the products we sell to them. Although we endeavor to comply with these agreements and our security policies, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel, third-party service providers, or customers. If we fail to detect or remediate a cybersecurity incident, data breach or other compromise in a timely manner, or a cybersecurity incident, data breach or other compromise otherwise affects a large amount of data of one or more customers, or if we suffer a cyberattack that impacts our ability to operate our platform, we may suffer damage to our reputation and our brand, and our business, financial condition and results of operations may be materially adversely affected. Our risks are likely to increase as we continue to expand our platform, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data. Even if we eventually prevail in any such dispute, resolving them could be expensive and time-consuming to defend and could result in adverse publicity, indemnity obligations, regulatory fines, and reputational harm that could adversely affect our business, financial condition, and results of operations.
We are subject to stringent and changing laws and regulations related to privacy, data security, and data protection. The restrictions and costs imposed by these requirements, and our actual or perceived failure to comply with them, could harm our business.
Our business and platform involves the collection, use, processing, storage, transfer, and sharing of personal information, including such information that we handle on behalf of our customers, as well as confidential information and other sensitive data. Our data processing activities are regulated by a variety of laws, regulations, and industry standards, which have become increasingly stringent in recent years, are rapidly evolving, and are likely to remain uncertain for the foreseeable future. Increasingly, laws that regulate data processing activities are extra-territorial in their scope of application. The global nature of our customer base renders us particularly exposed to a wide range of such laws and their varying, potentially conflicting compliance obligations.

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
Despite Brexit, the UK GDPR remains largely aligned with EU GDPR. Currently, the most impactful point of divergence between the EU GDPR and the UK GDPR relates to these transfer mechanisms as explained above. There may be further divergence in the future, including with regard to application, interpretation, enforcement and administrative burdens. For example, the Data (Use and Access) Act 2025 (the “UK Act”), which supplements the UK GDPR, has recently come into force and introduces certain provisions that diverge from the EU GDPR. The European Commission has renewed the EU-UK adequacy decision for another six years after considering the entry into force of the UK Act, meaning the United Kingdom’s data protection framework is still considered to provide “essentially equivalent” safeguards to the EU GDPR. While this renewal reduces immediate adequacy concerns, future divergence remains a possibility. The UK Act may have the effect of further altering the similarities between the United Kingdom and European Economic Area data protection regimes and threaten the United Kingdom’s adequacy decision from the European Commission. Further divergence between the EU GDPR and UK GDPR could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs. We may no longer be able to take a unified approach across the EU and the United Kingdom, and we will need to amend our processes and procedures to align with such divergence. In addition, European Economic Area Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the European Economic Area.
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
In Canada, our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The federal Personal Information Protection and Electronic Documents Act and various provincial laws impose strict requirements on companies that handle personal information. Notably, Québec’s Act respecting the protection of personal information in the private sector was amended by Law 25 (formerly Bill 64), imposing significant and stringent obligations on businesses operating in Québec and increasing the powers of Québec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with existing and emerging legal requirements in Canada.

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
Since our customers are able to upload data into our platform, we may host or otherwise process substantial amounts of personally identifiable information. Some of our customers may require our platform to comply with certain privacy, security, and other certifications and standards. Our cloud-based platform holds various security certifications from industry organizations, designed to meet, in all material respects, the International Organization for Standardization 27001 (“ISO 27001”) standards. Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations or their interpretations, that could impact the demand for, or value of, our applications. Complying with these evolving obligations could require us to divert significant engineering and management resources. If we fail to maintain our current security certifications and/or to continue to meet security standards, or if we are unable to adapt our platform to changing legal and regulatory standards or other requirements in a timely manner, or if we are perceived to have failed to do so, our customers may lose confidence in our platform, our sales cycles could be prolonged, and our revenue, business, financial condition, and results of operations could be adversely affected.
We could face liability, or our reputation might be harmed, as a result of the activities of our customers, the content sent through our platform (including AI-generated content) or the data they store on our servers.
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
Some inbox service providers categorize emails that originate from email marketing platforms as “promotional” and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers and our customers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we or our customers are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. For example, in October 2023, Google and Yahoo announced new email sender requirements that impact customers of email marketing platforms, including our platform. Since February 2024, Google and Yahoo have required bulk senders to authenticate their emails following certain industry standard authentication systems, enable recipients to easily unsubscribe, and ensure they only send wanted emails and stay under a certain spam rate threshold. As inbox service providers increasingly utilize AI and machine learning to manage inbox filtering, our ability to predict deliverability or optimize for these algorithms may be diminished. Our customers that fail to comply with these new requirements may have their emails blocked from reaching their customers by Google or Yahoo and may not be able to effectively use our platform. If we or our customers fail to comply with new inbox service provider requirements, if inbox service providers materially limit or halt the delivery of our customers’ emails, if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, if the open, unsubscribe, spam rates, or other engagement metrics of our customers’ emails or the functionality of our platform are negatively impacted by the actions of inbox service providers to categorize or block emails or new policies or requirements imposed by inbox service providers, or if our customers send fewer emails or send emails to or maintain fewer profiles on our platform as a result of new inbox service provider requirements, then customers may question the effectiveness of our platform and downgrade or cancel their subscriptions. This could harm our business, financial condition, and results of operations.
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
Further, the laws of certain foreign countries, particularly certain developing countries, do not provide the same level of protection of corporate proprietary information and assets, such as intellectual property (including, for example, patents, trademarks, trade secrets, and copyrights), know-how, and records, as the laws of the United States. Policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. As a result, we may encounter significant problems in protecting and defending our intellectual property or proprietary rights in foreign jurisdictions. Additionally, we may also be exposed to material risks of theft or unauthorized reverse engineering of our proprietary information and intellectual property, including technical data, data sets, or other sensitive information. Our efforts to enforce our intellectual property rights in such foreign countries may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop, which could have a material adverse effect on our business, financial condition, and results of operations.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and protecting our proprietary and intellectual property rights in our products, technology, and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform and offerings.
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
Intellectual property infringement claims, with or without merit, are typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. These claims could also subject us to significant liability for damages, including treble damages if we are found to have willfully infringed third-party patents, and may trigger substantial indemnification obligations to our customers. It may enjoin us from continuing to use certain features or portions of allegedly infringing products or even the allegedly infringing products themselves. It may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers or otherwise prevent us from competing effectively in the market. As we grow and our profile increases, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.
We use open source software in our products, and we expect to continue to incorporate open source software in our products in the future, including in our AI and machine learning initiatives. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products or to maintain the confidentiality of our proprietary source code. Moreover, we may encounter instances in which we have incorporated additional open source software in our proprietary software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. While we have adopted guidelines for the appropriate use of, and regularly audit our use of, open source software, these measures may not always be effective. If we were to combine or link our proprietary software products with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software products and allow others to use it at no cost, which could allow our competitors to create similar products with lower development effort and time and ultimately result in a loss of our product sales. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, and required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products or put our proprietary source code at risk.
From time to time, there have been claims challenging the ownership rights in open source software against companies that incorporate it into their products and the licensors of such open source software provide no warranties or indemnities with respect to such claims. As a result, we and our customers could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our products. Some open source projects have known and unknown vulnerabilities, architectural instabilities, or malicious code and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance and security of our platform. Use of open source software may also expose us to greater risks of supply chain attacks, as hackers may exploit vulnerabilities in widely used open source libraries to access our systems. Additionally, we rely on the continued maintenance of these open source projects by third parties, who may stop supporting them. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our platform, we may be required to re-engineer our platform, discontinue the sale of affected products, or take other remedial actions, which may adversely affect our business, financial condition, and results of operations.
Our use of AI technology and the integration of AI technology with our products and services may subject us to increased risk, including security and other risks to our confidential and/or proprietary information, given the evolving nature of AI technology.
We have incorporated, and expect to continue to incorporate, AI technology into our products and services, including our Marketing, Service, and Analytics offerings and our Reviews add-on, and this incorporation of AI technology in our business and operations may become more significant over time. Generative AI and autonomous AI agents can produce content, analyses, or recommendations with limited or no human intervention, and may take or suggest actions based on incomplete or inaccurate data, AI hallucinations, or flawed training inputs, which may expose us to additional risk, such as damage to our reputation, competitive position, additional costs, and other business, legal and regulatory risks. For example, certain generative AI technology use machine learning and other predictive analysis techniques, which can produce inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Additionally, our AI models and agents may be subject to adversarial attacks, such as prompt injection or data poisoning, where third parties manipulate inputs to generate malicious or unauthorized outputs. Accordingly, while these AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations produced by AI-powered applications are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. In addition, we may adopt and deploy autonomous AI agents as part of product offerings to customers and for our own internal business operations. These autonomous AI agents may operate with limited human oversight and can produce inaccurate, biased, or otherwise unintended results that are not easily detectable or correctable. As such agents perform or automate customer engagement or other decision-making functions, their actions could generate or disseminate false, misleading, or inappropriate content, or otherwise result in conduct inconsistent with customer expectations or applicable laws. If the outputs or actions of our AI agents are, or are perceived to be, flawed, unethical, or unreliable, our reputation, customer relationships, and competitive position could be adversely affected.
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah have recently passed laws regulating the use of AI technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI technology in order to comply with these laws. Federal regulators have also issued guidance affecting the use of AI technology in regulated sectors. The Trump Administration has endorsed a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” To date, these efforts have not resulted in federal preemption of state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, and most provisions of the legislation are scheduled to become effective on August 2, 2026. The AI Act, which may be amended or further clarified as part of the EU’s Digital Omnibus or related legislative initiatives, imposes significant obligations on providers and deployers of certain high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. We expect these legislative trends to continue, and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to the use of AI technology continues to change, there may be an increase in our operational and development expenses that could impact our ability to earn revenue from or utilize certain AI technology.
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
The market prices of the securities of other newly public companies have historically been highly volatile and markets in general have been highly volatile in light of macro-economic trends. Additionally, we have a relatively small public float due to the relatively small size of our initial public offering (“IPO”), and the concentrated ownership of our common stock among our executive officers, directors, and greater than 5% stockholders. As a result of our small public float, our Series A common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership. The trading price of our Series A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•other events or factors, including those resulting from war (including the Russia-Ukraine conflict), incidents of terrorism, public health crises, government shutdowns, tariffs, trade wars or trade conflicts, or elections and administration changes, or responses to these events; and
•sales of additional shares of our Series A common stock by us or our directors, officers and principal stockholders.
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
Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any guidance or forecasts we may provide to the market, or if the guidance or forecasts we provide to the market are below the expectations of analysts or investors or are subsequently adjusted, the trading price of our Series A common stock could decline substantially. Such a trading price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 65.1% of the voting power of our capital stock as of December 31, 2025. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 48.9% and 20.0%, respectively, of our Series B common stock and together 68.9% of our Series B common stock as of December 31, 2025. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. The holders of our Series B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders, and could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company.
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
We cannot predict whether our dual series structure will result in a lower or more volatile trading price of our Series A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class or series share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders. Under this policy, the dual series structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Series A common stock. These policies are relatively new and it is unclear what effect, if any, they will have or continue to have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual series structure of our common stock, we may be excluded from certain indices, and other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices could preclude investment by many of these funds and could make our Series A common stock less attractive to other investors. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual series structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our governance practice or capital structure, and may result in large institutional investors not purchasing shares of our Series A common stock. As a result, the trading price of our Series A common stock could be adversely affected.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the trading price of our Series A common stock and trading volume could be adversely affected.
The trading market for our Series A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. The market price and trading volume of our Series A common stock may be heavily influenced by the way analysts interpret our financial information and other disclosures, which is outside of our control. If few securities analysts cover us, or if industry analysts cease coverage of us, the trading price for our Series A common stock could be negatively affected. If one or more of the analysts who cover us downgrade our Series A common stock, change their opinion of our Series A common stock, or publish inaccurate or unfavorable research about our business, or if our financial results fail to meet or exceed our announced guidance or the expectations of analysts or public investors, our Series A common stock trading price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Series A common stock could decrease, potentially causing our Series A common stock trading price and trading volume to decline.
Sales of substantial amounts of our Series A common stock in the public markets, or the perception that sales might occur, could cause the trading price of our Series A common stock to decline.
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline and may make it more difficult for you to sell your shares of our Series A common stock at a time and price that you deem appropriate. For example, on May 16, 2025, our co-founder, co-CEO, director and largest stockholder, Andrew Bialecki, sold 10,969,078 shares of our Series A common stock in a registered secondary offering to cover tax obligations related to the exercise of his expiring stock options. If Mr. Bialecki or any of our other directors, executive officers or principal stockholders were to sell a substantial portion of shares of our Series A common stock in the public market, whether in a single transaction or a series of transactions, the trading price of our Series A common stock could decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of December 31, 2025, we had 2,225,979 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 1,410,231 shares of Series B common stock and 13,140,224 shares of Series A common stock subject to outstanding RSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. The market price of our Series A common stock could also be adversely affected by the vesting and settlement of RSUs and the exercise of stock options, which may result in the sale of a significant number of shares to satisfy tax withholding obligations (commonly referred to as “sell-to-cover” transactions), creating short-term selling pressure.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans, or otherwise will dilute all other stockholders and could negatively affect our results of operations.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, consultants, and advisors under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Series A common stock to decline. Any additional grants of equity awards under our stock incentive plans will also increase stock-based compensation expense and negatively affect our results of operations. Stock-based compensation is impacted by our future hiring and retention needs, which are difficult to predict and subject to constant change.
During the year ended December 31, 2025, stock-based compensation expense recognized for RSUs was $160.6 million. As a public company, our RSUs are currently only subject to service-based vesting, and accordingly we expect to continue to incur stock-based compensation expense as these RSUs vest.
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
Market estimates and growth forecasts are uncertain and based on internal assumptions and estimates that may be inaccurate and have not been independently verified. The size of our addressable market depends on a number of factors, including the desire of businesses to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes (including the adoption of AI), data security and privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Our market opportunity estimates also assume that our customers will adopt our new products, such as AI features, and expand their usage into new use cases. If these assumptions prove incorrect, our addressable market may be materially smaller than we have estimated. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all, which could cause the trading price of our Series A common stock to decline or be volatile.
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
Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could potentially limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may discourage lawsuits against us and our directors, officers, and employees.
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
Our corporate headquarters are located in Boston, Massachusetts, and we have employees elsewhere in the United States. We also have offices in the United Kingdom, Australia, and Ireland. A significant natural disaster, such as an earthquake, fire, flood, or extreme weather event, occurring at our corporate headquarters, at one of our other facilities, or where a partner is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our third-party vendors, such as cloud infrastructure providers, it could adversely affect the ability of our customers to use our platform. In addition, natural disasters, geopolitical tension, military conflict or war, and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
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
We recognize that there are inherent climate-related risks wherever business is conducted. Any of our primary office locations and critical infrastructure may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention. While this danger currently has a low-assessed risk of disrupting our normal business operations, it has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the critical infrastructure of the United States, Europe, and other major regions, have the potential to disrupt our business, our third-party suppliers (including cloud infrastructure providers) and/or the business of our customers, and may cause us to experience higher attrition, losses, and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition, and results of operations.
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
Our Audit Committee comprises members of our board of directors with extensive experience in the technology sector who have held leadership positions at other publicly listed companies and have expertise in various aspects of our business. Cybersecurity matters are formally raised to our co-Chief Executive Officers, Chief Financial Officer, and Chief Legal Officer through their attendance of Audit Committee meetings. These individuals are also informed of significant events and updates through direct communication from our CISO as needed. We have a process for significant decisions over identified incidents to be escalated to our board of directors for disclosure and oversight.
Our CISO leads our cybersecurity initiatives and is primarily responsible for the assessing, managing, and monitoring of the Company’s cybersecurity risks. Our CISO is a seasoned cybersecurity expert with over 20 years of experience and deep knowledge about our platform. His knowledge of cybersecurity, compliance, and risk assessment has been leveraged to develop our cybersecurity governance and risk strategy. Our CISO oversees our Security Operations and Trust team, as well as our cybersecurity related programs and matters, which are reported on regularly to our Audit Committee.
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
Our cybersecurity risk assessment program includes a number of components, including monitoring and reviewing relevant intelligence sources to identify potential cybersecurity risk and threats, penetration testing and vulnerability assessments, and audits and maturity assessments. These processes are conducted periodically by both internal and external resources. For example, independent third-party experts and assessors perform our SOC 2 Type 2 examinations and penetration testing. Our internal audit function also periodically conducts an assessment of different systems to provide our Audit Committee with information on our cybersecurity risk management processes.
We have implemented a process to address identified risks from cybersecurity threats in which our Security Risk team works in consultation with management and other key stakeholders, as appropriate, to determine the associated risks, potential impact, and the recommended course of action to address those risks. We have an incident response plan that includes escalation procedures for informing management and other key stakeholders. Our process calls for significant incidents and significant cybersecurity risks to be raised to our Audit Committee followed by notification to our board of directors.
We engage third-party service providers in the operation of our business. In an effort to mitigate risks from cybersecurity threats associated with our service providers, we perform security reviews of third-party service providers that are critical to our business or that could have an impact on our financial reporting. These security reviews may include, as appropriate, security questionnaires and vendor due diligence assessments. To monitor and manage third-party risk, we have a dedicated Security Risk team that reviews service providers’ independent attestation reports and third-party certifications.
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
Item 2. Properties
Our corporate headquarters is located in Boston, Massachusetts, where we currently lease approximately 256,604 square feet pursuant to a lease agreement that expires in 2033.
We also lease or purchase service memberships to additional facilities in San Francisco, California; Palo Alto, California; Denver, Colorado; London, United Kingdom; Sydney, Australia; Dublin, Ireland; Singapore; and Paris, France.
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
Holders of Record
As of February 2, 2026, there were 26 holders of record of our Series A common stock. The actual number of shareholders of our Series A common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
As of February 2, 2026, there were 36 holders of record of our Series B common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated by reference herein to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act.
The following graph shows the cumulative total return to our stockholders between September 20, 2023 (the date that our Series A common stock commenced trading on the New York Stock Exchange) through December 31, 2025 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that (i) $100 was invested in each of our Series A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on September 20, 2023 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return of Klaviyo, Inc.
$175
$150
$125
$100
$75
$50
$25
$-
9/20/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
KVYO
S&P 500 Index
S&P 500 IT Index

	9/20/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
KVYO	100	85	83	118	137	101	112	92	108	108
S&P 500 Index	100	108	113	119	121	116	128	138	141	141
S&P 500 Information Technology Index	100	115	131	133	139	121	150	169	172	172
Recent Sale of Unregistered Equity Securities
On November 14, 2025, Shopify partially exercised the Shopify Warrants (as defined below) in cash for 344,381 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.81. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
This section of this Annual Report on Form 10-K discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025, which is incorporated herein by reference. The period‑to‑period comparison of financial results is not necessarily indicative of future results.
Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 193,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data, intelligence, and action layers into one vertically-integrated solution with advanced machine learning and AI capabilities and over 350 integrations, enabling businesses to create and store unified consumer profiles, derive new insights, and rapidly segment their consumers.
Klaviyo began as a database designed for speed, flexibility, and unlimited data storage. The KDP generates unified, highly granular consumer profiles populated with data from customers’ own systems and over 350 third-party integrations, and provides customers user-friendly ways to track new types of data, sync data in and out of Klaviyo at scale, and drive revenue growth. Building upon our robust data infrastructure, we developed tools, initially focusing on marketing automation, where we revolutionized email practices. Our innovation shifted the industry paradigm away from batch and blast practices with a fast, data-rich marketing tool. In addition to our email offering, we now incorporate text messaging and WhatsApp channels, Reviews, Marketing Agent, Klaviyo Service, Klaviyo Analytics, and others.
In February 2025, we announced Klaviyo B2C CRM, establishing Klaviyo as a unified CRM built for B2C brands and positioning Klaviyo to address a critical gap in the market: providing consumer brands with a system designed for their unique, high-volume, fast-paced needs across marketing, service and analytics. In September 2025, we launched Marketing Agent and Customer Agent, establishing Klaviyo as the AI-first B2C CRM. This is a natural evolution of our journey – from a leading marketing automation platform to a comprehensive consumer engagement solution. Powered by the KDP and AI, we combine marketing, service, analytics, and our data platform into a single solution designed to meet the high-volume, fast-paced needs of our customers.
Klaviyo Service is an AI-powered customer service offering that integrates with marketing and data to help businesses provide seamless customer support via Customer Hub, Customer Agent and Helpdesk. Marketing Analytics gives brands real-time AI-powered insight into customer and purchase behavior so they can take action faster. Our Advanced KDP offering unlocks advanced features for even more powerful ways to track, transform, cleanse, and analyze data as well as run more advanced reporting and predictive analytics to drive revenue growth for our customers. These offerings leverage

Klaviyo’s unified platform to deliver an integrated, AI-first customer experience that enhances automation, personalization, and efficiency across channels.
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we have also seen organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. As of December 31, 2025, our platform had efficiently scaled to over 193,000 customers. See the section titled “Key Performance Metrics — Customers” for additional information on how we define customers.
We generate revenue through the sale of subscriptions to our customers for the use of our platform. Our subscription plans are tiered based on the number of active consumer profiles stored on our platform and the number of emails, text messages and WhatsApp messages sent as well as tickets and conversations executed through Klaviyo Service. We currently permit our customers to send unlimited push notifications, which are included as part of our email subscription plan. Active consumer profiles are identified profiles that can be reached via at least one enabled marketing channel in Klaviyo; this means the profile is not suppressed, either by revoking consent or being rendered undeliverable. The vast majority of our subscription plans today are monthly.
Our land-and-expand strategy aligns our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails, text messages and WhatsApp messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional marketing channels, such as text messaging, WhatsApp messaging, and mobile push and additional use cases, such as Customer Agent, Marketing Agent, Marketing Analytics, and Advanced KDP, or when their other companies, business units, and geographies start using our platform.
Factors Affecting Our Future Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including the following factors:
Growth in New Customers
Attracting new customers to our platform is a key driver of our revenue growth strategy. We have successfully grown our retail and eCommerce customer base and believe we have significant room to expand within this vertical as well as expand further into other industries, including education, events and entertainment, restaurants, wellness, and travel as well as from B2B companies. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing offerings and capabilities, and the success of our selling and marketing efforts.
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they store and email, text messages and WhatsApp messages they send, they move to higher subscription tiers. Second, we cross-sell additional use cases (e.g. Customer Agent, Marketing Analytics, etc.) and marketing channels (e.g. text messaging and WhatsApp) to customers who started on our platform with our email offering. Finally, we offer our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.

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
International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. We have already experienced significant growth with international sales outside of the Americas accounting for 35.1% of our revenue for the year ended December 31, 2025. We also continue to expand our product offerings to better serve the international market. As of the date of this Annual Report on Form 10-K, we offer text messaging capabilities in more than 20 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish, Italian, Dutch, Swedish, Spanish (Mexico), and Polish. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first marketing channel. Since then, we have successfully added other marketing channels, such as text messaging, mobile push, and WhatsApp messaging, and additional use cases, such as Customer Agent, Marketing Agent, Marketing Analytics, and Advanced KDP. We have also introduced AI features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement, including our Marketing Agent and Customer Agent offerings as well as our MCP Server capability.
Our continued success depends on our ability to sustain product and technology innovation to continue delivering value to our customers. As technology and consumer preferences change, we believe that our ability to drive continuous product innovation will be critical to attract and retain customers and drive revenue growth.

Increased Adoption of Our Text Messaging and WhatsApp Messaging Offerings
We have seen notable success in the expansion of our platform with our text messaging and WhatsApp messaging offerings. Once customers adopt our text messaging and WhatsApp messaging offerings, they typically grow their usage over time as they gain comfort and confidence in the new channel. Our text messaging and WhatsApp messaging offerings have higher associated communication sending costs, and as the number of text messages and WhatsApp messages sent by our customers increases, we expect our gross margin to decline modestly. Text messaging and WhatsApp messaging are particularly concentrated in the fourth quarter of each year due to the holiday shopping season, and as a result, we expect our gross margin to be most heavily impacted in that quarter. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin products by our customers, and ongoing efforts to drive infrastructure efficiency. We believe we will see our overall gross profit dollars increase as customers send more text messages and WhatsApp messages if our text messaging and WhatsApp messaging offerings continue to gain traction.
Expansion into New Industry Verticals and Use Cases
As more customers use our platform, we are seeing organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. While we started with consumer engagement as our initial use case in the retail and eCommerce vertical, we see a large opportunity into other products and verticals. Without an active sales motion, we have attracted customers from verticals other than retail and eCommerce, which indicates the strong interest and applicability of our platform to new verticals. We continue to explore ways to serve these new verticals more intentionally. We intend to continue actively investing in addressing new industry verticals and product use cases.
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
As of December 31, 2025, we had 3,912 customers generating over $50,000 of ARR, compared to 2,850 customers generating over $50,000 of ARR as of December 31, 2024, representing growth of 37% year-over-year.
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
As of December 31, 2025 and 2024, our NRR was 110% and 108%, respectively. The increase in this metric from December 31, 2024 to December 31, 2025 was largely driven by expansion of existing customer plans and cross-selling additional offerings.
Klaviyo Attributed Value. We define Klaviyo Attributed Value (“KAV”) as the amount of revenue our customers generated through orders placed by consumers within a specified period of time after a message is sent using our platform, which in the case of email is five days from when the message is sent, and in the case of text messages and WhatsApp messages is twenty-four hours from when the message is sent. For email, the message also needs to be opened or clicked in order for the transaction to fall within our definition. KAV excludes orders placed with customers that do not opt-in to sharing data on placed orders, orders for which we cannot determine the currency or value, or unusual orders that appear to us to be anomalies. Since our definition of a customer does not include persons or entities that use our platform on a free trial basis, any revenue generated through orders placed with these persons or entities is also excluded from our definition of KAV. We do not net chargebacks or sales refunds from our calculation of KAV. If a customer leaves Klaviyo, we stop counting that customer’s KAV after their last contracted month. We believe KAV serves as a measure of the return-on-investment that we help generate for our customers and illustrates the value our platform can drive to our customers, which we believe enhances our ability to maintain existing customers and attract new customers. We use KAV as an internal estimate to track the value we drive to customers through our platform. KAV is an operational measure, does not represent revenue earned by us, and does not directly correlate to our pricing, revenue, or results of operations. Further, KAV is not a forecast of future revenue, and investors should not place undue reliance on KAV as an indicator of our future or expected results.
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
We expect our gross profit to increase over time due to an increase in revenue. We expect our gross margin to decline modestly in the near term as the volume of text messages and WhatsApp messages sent through our platform increases and as our cloud-based infrastructure costs and outbound communication sending costs increase as our customers increase usage of our platform and capabilities. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin offerings by our customers, and ongoing efforts to drive infrastructure efficiency.
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
Interest Income
Interest income consists of income and dividends earned from our cash deposits held in interest-bearing accounts and money market funds.
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

	Year Ended December 31,
	2025	2024	2023
($ in thousands)
Consolidated Statements of Operations
Revenue	$1,234,019	$937,464	$698,099
Cost of revenue(1)	312,523	221,305	177,888
Gross profit	921,496	716,159	520,211
Operating expenses:
Selling and marketing(1)	506,241	404,209	394,369
Research and development(1)	291,209	238,459	262,177
General and administrative(1)	191,804	157,569	194,287
Total operating expenses	989,254	800,237	850,833
Operating loss	(67,758)	(84,078)	(330,622)
Other income (expense):
Other (expense) income, net	(2,162)	816	(470)
Interest income	39,402	39,582	24,051
Total other income, net	37,240	40,398	23,581
Loss before income taxes	(30,518)	(43,680)	(307,041)
Provision for income taxes	1,250	2,462	1,192
Net loss	$(31,768)	$(46,142)	$(308,233)

(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$7,891	$8,917	$24,973
Selling and marketing	49,725	40,907	107,954
Research and development	68,178	50,693	120,184
General and administrative	36,237	34,695	87,688
Stock-based compensation, net of amounts capitalized	162,031	135,212	340,799
Capitalized stock-based compensation expense	4,416	3,555	1,349
Total stock-based compensation expense	$166,447	$138,767	$342,148

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Consolidated Statements of Operations
Revenue	100.0%	100.0%	100.0%
Cost of revenue	25.3	23.6	25.5
Gross profit	74.7	76.4	74.5
Operating expenses:
Selling and marketing	41.0	43.1	56.5
Research and development	23.6	25.4	37.6
General and administrative	15.5	16.8	27.8
Total operating expenses	80.1	85.3	121.9
Operating loss	(5.4)	(8.9)	(47.4)
Other income (expense):
Other (expense) income, net	(0.2)	0.1	(0.1)
Interest income	3.2	4.2	3.4
Total other income, net	3.0	4.3	3.3
Income (loss) before income taxes	(2.4)	(4.6)	(44.0)
Provision for income taxes	0.1	0.3	0.2
Net loss	(2.5)%	(4.9)%	(44.2)%

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Revenue	$1,234,019	$937,464	$296,555	31.6%
Revenue for the year ended December 31, 2025 increased by $296.6 million or 31.6%, to $1,234.0 million compared to $937.5 million for the year ended December 31, 2024. The increase was primarily due to new business, including new customers, geographic expansion, expanded usage of our platform, including our text messaging and WhatsApp messaging channels, and new offerings. For the year ended December 31, 2025, sales to existing customers accounted for approximately 42% of the increase in revenue while approximately 58% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Cost of revenue	$312,523	$221,305	$91,218	41.2%
Cost of revenue for the year ended December 31, 2025 increased by $91.2 million or 41.2%, to $312.5 million compared to $221.3 million for the year ended December 31, 2024. This increase was primarily due to increases of approximately $42.4 million in outbound communication sending costs on behalf of our customers, driven by increased text message and WhatsApp usage, $31.0 million in cloud-based infrastructure costs, $8.6 million in salaries and personnel expenses resulting from increased headcount, $5.2 million in amortization from capitalized software costs, and $4.5 million in technology expenses.
Gross Profit

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Gross profit	$921,496	$716,159	$205,337	28.7%
Gross profit for the year ended December 31, 2025 increased by $205.3 million or 28.7%, to $921.5 million compared to $716.2 million for the year ended December 31, 2024. This increase was primarily due to revenue growth, partially offset by higher cost of revenue driven by increased usage.
Selling and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing	$506,241	$404,209	$102,032	25.2%
Selling and marketing expenses for the year ended December 31, 2025 increased by $102.0 million or 25.2%, to $506.2 million compared to $404.2 million for the year ended December 31, 2024. This increase was primarily due to increases of approximately $55.2 million in salaries and personnel expenses as a result of increased headcount, $14.5 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $10.2 million in partnership-related expenses across our ecosystem, $8.8 million in stock-based compensation from the vesting of RSUs, $8.5 million in professional services, and $4.4 million in technology expenses.
Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development	$291,209	$238,459	$52,750	22.1%
Research and development costs for the year ended December 31, 2025 increased by $52.8 million or 22.1%, to $291.2 million compared to $238.5 million for the year ended December 31, 2024. This increase was primarily due to increases of approximately $22.6 million in salaries and related personnel expenses as a result of increased headcount, $17.5 million in stock-based compensation expense from the vesting of RSUs, $8.8 million in technology expenses, and $4.8 million in severance expense primarily related to restructuring costs.
General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative	$191,804	$157,569	$34,235	21.7%
General and administrative expenses for the year ended December 31, 2025 increased by $34.2 million or 21.7%, to $191.8 million compared to $157.6 million for the year ended December 31, 2024. This increase was primarily due to increases of approximately $10.8 million in salaries and personnel expenses as a result of payroll taxes from increased option exercises, $9.1 million in payment processing fees related to increased volume of customer transactions, $6.4 million related to tax obligations in multiple jurisdictions, $4.3 million in technology expenses, and $1.5 million in stock-based compensation expense from vesting of RSUs.
Other Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Other (expense) income, net	$(2,162)	$816	$(2,978)	(365.0)%
Other (expense) income, net for the year ended December 31, 2025 decreased by $3.0 million or 365.0%, to $(2.2) million compared to $0.8 million for the year ended December 31, 2024. This decrease was primarily due to unfavorable foreign exchange fluctuations.
Interest Income

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$39,402	$39,582	$(180)	(0.5)%
Interest income for the year ended December 31, 2025 decreased by an immaterial amount compared to the year ended December 31, 2024.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Provision for income taxes	$1,250	$2,462	$(1,212)	(49.2)%
Income tax expense for the year ended December 31, 2025 decreased by $1.2 million or 49.2% to $1.2 million compared to $2.5 million for the year ended December 31, 2024. This decrease was primarily due to excess tax deductions related to stock-based compensation.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity, including cash balances on hand and cash flows from operations.
Since our inception through December 31, 2025, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our IPO in September 2023. As of December 31, 2025, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $1.1 billion, with such amounts held for working capital purposes. Our cash equivalents were comprised of $325.9 million in money market funds.
Our primary cash needs are for personnel-related expenses, selling and marketing expenses, third-party cloud infrastructure expenses, and outbound communication sending costs.
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
The following table sets forth, for the periods indicated, our working capital:

	As of December 31,
	2025	2024
($ in thousands)
Cash	$1,064,875	$881,473
Restricted cash, current(1)	738	375
Accounts receivable, net of allowance for doubtful accounts	60,714	43,095
Deferred contract acquisition costs	29,634	20,544
Prepaid expenses and other current assets	50,115	34,262
Accounts payable	29,072	14,579
Accrued expenses	125,159	99,828
Operating lease liabilities	24,757	20,989
Deferred revenue	103,245	64,497
Total Working Capital	$923,843	$779,856
______________
(1)Restricted cash related to our required collateral to fund payroll and credit card obligations in our Australia entity.
Working capital consists of current assets (including cash, current portion of restricted cash, accounts receivable, current deferred contract acquisition costs, current prepaid expenses and other current assets), less current liabilities (including accounts payable, accrued expenses, current lease liabilities, and current deferred revenue).
Statement of Cash Flows
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by operating, investing and financing activities, and our ending balance of cash. For additional detail, see our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2025	2024
($ in thousands)
Net cash provided by (used in)
Operating activities	$218,007	$165,955
Investing activities	(30,496)	(17,226)
Financing activities	(4,485)	(5,799)
Net increase in cash, cash equivalents, and restricted cash	$183,026	$142,930
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657
Cash, cash equivalents, and restricted cash, end of period	$1,065,613	$882,587

Operating Activities
Net cash provided by operating activities of $218.0 million for the year ended December 31, 2025 was primarily attributable to a net loss of $31.8 million, adjusted for non-cash charges of $287.4 million and net cash outflows of $37.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $162.0 million of stock-based compensation expense, $52.9 million of prepaid marketing expense amortization, $29.9 million of deferred contract acquisition cost amortization, $24.8 million of operating lease costs, and $18.6 million of depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $54.3 million increase in deferred contract acquisition costs related to higher sales commissions resulting from our increased revenues, a $23.8 million decrease in operating lease liabilities due to payments on our operating lease obligations, a $19.7 million increase in accounts receivable due to higher customer billings, and a $6.8 million increase in prepaid expenses and other noncurrent assets. The cash outflow was offset by cash inflows primarily from a $38.7 million increase in deferred revenue resulting from increased billings for subscriptions and a $29.6 million net increase in accrued expenses and accounts payable due to timing of vendor payments.
Net cash provided by operating activities of $166.0 million for the year ended December 31, 2024 was primarily attributable to a net loss of $46.1 million, adjusted for non-cash charges of $239.8 million and net cash outflows of $27.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $135.2 million of stock-based compensation expense, $52.9 million of prepaid marketing expense amortization, $19.8 million of deferred contract acquisition cost amortization, $17.7 million of depreciation and amortization expense, and $12.7 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $34.4 million increase in deferred contract acquisition costs related to higher sales commissions resulting from our increased revenues, a $20.8 million increase in accounts receivable due to higher customer billings, a $17.3 million increase in prepaid expenses and other noncurrent assets, and a $16.7 million decrease in operating lease liabilities due to payments on our operating lease obligations. These cash outflows were partially offset by cash inflows primarily from a $36.3 million net increase in accrued expenses and accounts payable due to the timing of vendor payments and the implementation of a company-wide bonus program and a $24.4 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $30.5 million for the year ended December 31, 2025 consisted of $19.0 million of capitalized software costs, $9.5 million of purchases of property and equipment, and $2.0 million of business acquisition costs.
Net cash used in investing activities of $17.2 million for the year ended December 31, 2024 consisted of $11.3 million of capitalized software costs and $5.9 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities of $4.5 million for the year ended December 31, 2025 primarily consisted of approximately $18.0 million used for the payment of employee tax obligations related to the vesting of stock-based compensation awards offset by $11.3 million of proceeds from the Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) and $2.2 million of proceeds from the exercise of stock options.
Net cash used in financing activities of $5.8 million for the year ended December 31, 2024 primarily consisted of approximately $23.7 million used for the payment of employee tax obligations related to the vesting of stock-based compensation awards offset by $9.7 million of proceeds from the exercise of common stock options and $8.1 million of proceeds from the ESPP.
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
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of December 31, 2025 were $150.8 million, with $25.5 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and service providers. Our noncancellable obligations as of December 31, 2025 were $929.2 million, with $215.0 million payable within 12 months.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this filing, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts in the consolidated financial statements and related footnote disclosures included elsewhere in this filing. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We re-evaluate our estimates on an ongoing basis.
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
The critical accounting estimates that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.
Revenue Recognition
We derive revenue from subscription fees and other related professional services. Revenue is recognized when, or as, the performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services.
Our SaaS subscription agreements with customers offer access to our cloud-based software platform, which enables personalized email, text messaging, WhatsApp messaging, and mobile push marketing, as well as customer service offerings, marketing analytics, CDP offerings, and reviews. Subscription fees are generated from customers accessing our hosted platform services and our subscription agreements do not provide our customers with the right to take possession of our software. Contractual subscriptions for customers generally auto-renew on either a monthly, quarterly, or annual basis, and customers may elect not to renew by providing at least five days’ advance notice for contracts on a monthly billing cycle and thirty days’ advance notice for contracts with any other billing cycles. Subscription pricing is determined based on a customer’s profile count and messaging quantities based on a tiered pricing structure and is considered fixed. Variable consideration in our contracts is not material but represents the overage charges incurred by customers who exceed their allotments.
We recognize revenue under the core principle that depicts the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. We account for individual performance obligations separately if they have been determined to be distinct, and we allocate the transaction price to the distinct performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price uses judgments and estimates that are based upon the prices at which we separately sell subscriptions. If not considered distinct, the goods or services promised by us are combined and accounted for as a single performance obligation. Determining the distinct performance obligations in a contract requires judgment. Typically, our SaaS subscription agreements consist of a single performance obligation, and revenue is recognized over time as the performance obligation is satisfied. Our single performance obligation primarily consists of access to our platform and related professional services.
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
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee, directors, and non-employee awards as well as secondary market transactions, is measured and recognized in the consolidated financial statements based on fair value. Pursuant to our 2015 Plan, we have issued stock options, RSUs, and restricted stock awards (“RSAs”); however, all equity grants issued subsequent to our IPO are made pursuant to our 2023 Stock Option and Incentive Plan (“2023 Plan”), which was approved by our board of directors effective as of September 19, 2023. During the years ended December 31, 2025 and 2024, stock-based compensation awards issued were in the form of RSUs subject to only service-based vesting conditions under our 2023 Plan.
Stock-based compensation awards that contain only service-based vesting conditions are recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. In addition to service requirements, RSUs granted under our 2015 Plan prior to our IPO are subject to a performance-based vesting condition, which we have concluded represents a performance condition. Fair value of such awards is measured on the grant date and recognized over the vesting term when the performance condition is considered probable of being achieved. This performance condition was achieved when our registration statement on Form S-1 filed with the SEC in connection with our IPO became effective on September 19, 2023. Compensation expense for these awards with both service-based and performance-based vesting conditions is expensed under the accelerated attribution method, which includes a cumulative catch up recorded upon the satisfaction of the performance-based vesting condition for services that had been completed as of the satisfaction of the performance-based vesting condition. The remaining expense for these awards is being recognized using the accelerated attribution method over the remaining service period.
For option awards granted in prior years, we estimate grant date fair value using the Black-Scholes option pricing model. The grant date fair value of RSUs and RSAs is estimated based on fair value of the underlying common stock.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this filing for a discussion of new accounting pronouncements adopted as of the date of this Annual Report on Form 10-K.

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
Interest Rate Risk
We had cash of $1.1 billion as of December 31, 2025, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2025, we had no debt, and therefore no potential market risk for interest expense.
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
Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Australia, and Ireland. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future as a result. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar would not have a material impact on our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Klaviyo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Klaviyo, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in redeemable common stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Given the Company’s systems to process and record revenue are highly automated, auditing revenue is complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology ("IT") necessary to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 10, 2026

We have served as the Company’s auditor since 2021.

Klaviyo, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	As of,
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,064,875	$881,473
Restricted cash	738	375
Accounts receivable, net of allowance for doubtful accounts	60,714	43,095
Deferred contract acquisition costs, current	29,634	20,544
Prepaid expenses and other current assets	50,115	34,262
Total current assets	1,206,076	979,749

Property and equipment, net	80,341	48,200
Right-of-use assets, net	101,126	42,917
Deferred contract acquisition costs, non-current	47,769	32,527
Restricted cash, non-current	—	739
Prepaid marketing expense	132,849	153,346
Other non-current assets	12,443	15,830
Total assets	$1,580,604	$1,273,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,072	$14,579
Accrued expenses	125,159	99,828
Lease liabilities, current	24,757	20,989
Deferred revenue	103,245	64,497
Total current liabilities	282,233	199,893

Lease liabilities, non-current	95,991	32,449
Other non-current liabilities	5,820	6,979
Total liabilities	384,044	239,321

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 and 100,000,000 shares authorized; 0 and 0 shares issued; 0 and 0 shares outstanding at December 31, 2025 and 2024, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 and 3,000,000,000 shares authorized; 144,262,443 and 88,956,301 shares issued and outstanding at December 31, 2025 and 2024, respectively.	144	89
Series B common stock: $0.001 par value; 350,000,000 and 350,000,000 shares authorized; 159,899,668 and 183,801,332 shares issued and outstanding at December 31, 2025 and 2024, respectively.	160	184
Additional paid-in capital	2,073,209	1,878,899
Accumulated deficit	(876,953)	(845,185)
Total stockholders’ equity	1,196,560	1,033,987

Total liabilities and stockholders’ equity	$1,580,604	$1,273,308
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$1,234,019	$937,464	$698,099
Cost of revenue	312,523	221,305	177,888
Gross profit	921,496	716,159	520,211
Operating expenses:
Selling and marketing	506,241	404,209	394,369
Research and development	291,209	238,459	262,177
General and administrative	191,804	157,569	194,287
Total operating expenses	989,254	800,237	850,833
Operating loss	(67,758)	(84,078)	(330,622)
Other income (expense):
Other (expense) income	(2,162)	816	(470)
Interest income	39,402	39,582	24,051
Total other income	37,240	40,398	23,581
Loss before income taxes	(30,518)	(43,680)	(307,041)
Provision for income taxes	1,250	2,462	1,192
Net loss	(31,768)	(46,142)	(308,233)
Comprehensive loss	$(31,768)	$(46,142)	$(308,233)

Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.11)	$(0.17)	$(1.27)
Weighted average common shares outstanding, basic and diluted	290,896,895	266,336,826	242,889,272

The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance as of January 1, 2023	64,046,223	$1,531,853	—	$—	170,855,313	$171	$1,249,065	$(2,285,419)	$(1,036,183)
Issuance of common stock upon exercise of common stock options	—	—	—	—	2,419,308	3	4,141	—	4,144
Issuance of common stock upon vesting of restricted stock units	—	—	27,250	—	7,179,136	7	(7)	—	—
Accretion of redeemable common stock to redemption value	—	399,685	—	—	—	—	(399,685)	—	(399,685)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	6,051,285	6	56	—	62
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	142,326	—	142,326
Stock-based compensation expense	—	—	—	—	—	—	342,148	—	342,148
Vesting of restricted common stock	—	—	—	—	26,795	—	75	—	75
Issuance of Common Stock in Connection with Initial Public Offering Net of Underwriters' Discounts, Commissions and Offering Costs of 25,135	—	—	11,507,693	12	—	—	320,084	—	320,096
Shares withheld for tax withholding upon vesting of restricted stock units	—	—	(11,874)	(1)	(2,735,286)	(2)	(81,508)	—	(81,511)
Reclassification of redeemable common stock to Series B common stock	(64,046,223)	(1,931,538)	—	—	64,046,223	64	136,865	1,794,609	1,931,538
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	27,548,447	28	(27,548,447)	(28)	—	—	—
Conversion of Series B common stock to Series A common stock upon exercise of Greenshoe Option	—	—	1,770,318	2	(1,770,318)	(2)	—	—	—
Net loss	—	—	—	—	—	—	—	(308,233)	(308,233)
Balance as of December 31, 2023	—	$—	40,841,834	$41	218,524,009	$219	$1,713,560	$(799,043)	$914,777
Issuance of common stock upon exercise of common stock options	—	—	—	—	6,567,334	7	9,705	—	9,712
Issuance of common stock upon vesting of restricted stock units	—	—	1,663,016	2	4,176,480	4	(6)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	1,377,528	1	13	—	14
Issuance of common stock under the employee stock purchase plan	—	—	387,773	—	—	—	8,125	—	8,125
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	32,399	—	32,399
Stock-based compensation expense	—	—	—	—	—	—	138,767	—	138,767
Tax withholdings on settlement of stock-based awards	—	—	(139,996)	—	(640,345)	(1)	(23,664)	—	(23,665)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	46,203,674	46	(46,203,674)	(46)	—	—	—
Net loss	—	—	—	—	—	—	—	(46,142)	(46,142)
Balance as of December 31, 2024	—	$—	88,956,301	$89	183,801,332	$184	$1,878,899	$(845,185)	$1,033,987

Klaviyo, Inc.
Consolidated Statements of Changes in Redeemable Common Stock and Stockholders’ Equity (Deficit) (cont.)
(In Thousands, Except Share and Per Share Data)

	Redeemable Common Stock		Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance as of December 31, 2024	—	$—	88,956,301	$89	183,801,332	$184	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	—	—	22,938,436	23	2,180	—	2,203
Issuance of common stock upon vesting of restricted stock units	—	—	4,535,044	4	2,627,219	3	(7)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	—	—	1,377,528	1	14	—	15
Issuance of common stock under the employee stock purchase plan	—	—	462,681	—	—	—	11,251	—	11,251
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	32,400	—	32,400
Stock-based compensation expense	—	—	—	—	—	—	166,447	—	166,447
Tax withholdings on settlement of stock-based awards	—	—	(291,690)	—	(244,740)	—	(17,975)	—	(17,975)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	—	—	50,600,107	51	(50,600,107)	(51)	—	—	—
Net loss	—	—	—	—	—	—	—	(31,768)	(31,768)
Balance as of December 31, 2025	—	$—	144,262,443	$144	159,899,668	$160	$2,073,209	$(876,953)	$1,196,560
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(31,768)	$(46,142)	$(308,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	18,598	17,717	13,651
Non-cash operating lease costs	24,754	12,682	12,997
Amortization of deferred contract acquisition costs	29,949	19,752	15,764
Amortization of prepaid marketing expense	52,897	52,897	52,897
Gain on derecognition of asset retirement obligation	(588)	—	—
Loss on disposal of property and equipment	776	235	6
Bad debt expense	2,044	741	524
Stock-based compensation expense	162,031	135,212	340,799
Deferred income tax	(3,062)	559	(3,229)
Other	—	10	118
Changes in operating assets and liabilities:
Accounts receivable	(19,663)	(20,761)	(12,877)
Deferred contract acquisition costs	(54,281)	(34,448)	(26,941)
Prepaid expenses, prepaid taxes, and other assets	(6,796)	(17,296)	(2,375)
Accounts payable	12,034	113	4,505
Accrued expenses	17,534	36,169	26,666
Deferred revenue	38,741	24,397	14,991
Operating lease liabilities	(23,846)	(16,722)	(15,197)
Other non-current liabilities	(1,347)	840	5,305
Net cash provided by operating activities	218,007	165,955	119,371

Investing activities
Acquisition of property and equipment	(9,485)	(5,921)	(3,653)
Capitalization of software development costs	(18,980)	(11,305)	(5,705)
Acquisition of business	(2,031)	—	—
Net cash used in investing activities	(30,496)	(17,226)	(9,358)

Financing activities
Proceeds from exercise of common stock options	2,203	9,741	4,216
Cash paid for finance leases	—	(19)	(21)
Proceeds from exercise of warrants	15	14	62
Proceeds from issuance of common stock, net of issuance costs	—	—	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	—	320,096
Employee taxes paid related to net share settlement of stock-based awards	(17,975)	(23,665)	(81,625)
Proceeds from employee stock purchase plan	11,272	8,130	—
Net cash (used in) provided by financing activities	(4,485)	(5,799)	242,728

Net increase in cash, cash equivalents, and restricted cash	183,026	142,930	352,741
Cash, cash equivalents, and restricted cash, beginning of period	882,587	739,657	386,916
Cash, cash equivalents, and restricted cash, end of period	$1,065,613	$882,587	$739,657

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6,536	$4,691	$283
Non-cash investing and financing activities

Klaviyo, Inc.
Consolidated Statements of Cash Flow
(In Thousands)

Recognition of prepaid marketing asset	$32,400	$32,399	$142,326
Vesting of restricted common stock	$—	$—	$75
Accretion of common stock subject to redemption	$—	$—	$(399,685)
Unpaid purchases of property and equipment	$11,909	$2,158	$472
Reclassification of redeemable common stock to Series B common stock	$—	$—	$1,931,538
Non-cash acquisition of property and equipment through tenant incentives	$8,193	$—	$—
Capitalization of stock-based compensation expense related to internal-use software	$4,416	$3,555	$1,349
The accompanying notes are an integral part of these consolidated financial statements

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

1. Organization and Business Description
Klaviyo, Inc. (the “Company” or “Klaviyo”) is a technology company that provides a cloud-based, software-as-a-service (“SaaS”) platform that enables consumer-focused businesses to capture, store, analyze, and use their first-party data to create and deliver personalized consumer experiences across digital channels. The Company’s platform combines proprietary data, action, and intelligence layers to unify customer data and support real-time activation across multiple use cases, including marketing, customer service, analytics, and data management.
The Company’s offerings include marketing automation capabilities that allow customers to orchestrate campaigns across multiple channels, including email, text messaging, WhatsApp messaging, and mobile push. The Company also offers customer service solutions, including Customer Agent, Customer Hub and Helpdesk, as well as marketing analytics, and data platform functionality.
The Company generates revenue through the sale of subscriptions that provide customers access to its platform. Subscription plans are tiered based on the number of consumer profiles stored on the Company’s platform and the number of emails, text messages, and WhatsApp messages sent as well as customer tickets and conversations through Klaviyo Service.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the allowance for doubtful accounts, determination of revenue recognition under ASC 606, Revenue from Contracts with Customers (“ASC 606”), estimated benefit period of deferred contract acquisition costs, estimated life of prepaid marketing expense, and historical valuation of common stock and stock-based compensation, including fair value of the warrants.
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
The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources and evaluate financial performance is the Company’s consolidated net loss, as reported in the Consolidated Statements of Operations and Comprehensive Loss. Net loss is used to plan and forecast for future periods, design and implement key marketing strategies, expand into new markets, and launch new offerings. Significant expense categories regularly provided to the CODM are those disclosed in the Consolidated Statements of Operations and Comprehensive Loss. There are no other expenses supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.
Information related to the geographical distribution of the Company’s revenues and long-lived assets is disclosed in Note 14. Segment Information and Geographic Data.

Revenue Recognition
The Company derives revenue primarily from subscription fees related to access to its cloud-based SaaS platform. The platform enables customers to store and use first-party consumer data to deliver personalized consumer experiences across multiple digital communication channels and access data-driven marketing, customer service, analytics, and data platform functionality.
Contractual subscriptions for customers generally auto-renew on either a monthly, quarterly, or annual basis, and customers may elect not to renew by providing at least five days’ advance notice for contracts on a monthly billing cycle and thirty days’ advance notice for contracts with any other billing cycles. Customers do not have the right to take possession of the Company’s software. Subscription pricing is determined based on a customer’s profile count and messaging quantities and is considered fixed based on a tiered pricing structure. Variable consideration in the Company’s contracts is not material but represents the overage charges incurred by customers who exceed their allotments.
The Company recognizes revenue under the core principle that depicts the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company evaluates its revenue arrangements under the five-step model as follows: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation.
Typically, the SaaS subscription contracts consist of a single performance obligation, and revenue is recognized over time as the performance obligation is satisfied. The performance obligation is deemed to be satisfied ratably as the customer simultaneously receives and consumes the services that the Company performs over the contract term. Due to the term of a majority of the Company’s contracts being less than one year, the Company has determined a significant financing component does not exist.
The Company accounts for individual performance obligations separately if they have been determined to be distinct (i.e., the services are distinct if identifiable from other items in the arrangement and the customer can benefit from them on their own or with other resources that are readily available). The transaction price is allocated to the distinct performance

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
obligations on a relative stand-alone selling price basis. Stand-alone selling prices are determined based on the prices at which the Company separately sells subscriptions.
Sales and value-added taxes collected from customers and remitted to government authorities are excluded from revenue. The Company incurs fees based on transaction volume and dollar amounts processed through its credit card processor, which are classified as general and administrative expense. Through the Company’s credit card processor, all receivables related to credit cards are collected within three business days.

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

Deferred Revenue
Deferred revenue primarily consists of billings in advance of revenue recognition from subscription services and is recognized as the revenue recognition criteria are met.
The Company generally bills its subscription customers in advance of their subscription term. Revenue that is expected to be recognized during future periods is recorded as deferred revenue.

Deferred Contract Acquisition Costs
Deferred contract acquisition costs are incremental costs incurred in connection with acquiring a customer contract and consist primarily of sales commissions and the associated payroll taxes. The Company expects to benefit from these costs for more than one year as the Company primarily pays sales commissions on the initial contract, and there are no commensurate commissions paid on contract renewals.
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
As of December 31, 2025 and 2024, deferred contract acquisition costs expected to be recognized within one year were $29.6 million and $20.5 million, respectively, and deferred contract acquisition costs expected to be recognized beyond one year were $47.8 million and $32.5 million, respectively.

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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Under the revenue sharing agreement, the Company will make payments to Shopify in exchange for marketing services received under the collaboration agreement, which are comprised of payments for the Shopify Core Revenue Share and payments for the Shopify Plus Integration Fee. These payments are calculated as follows:
•Shopify Core Revenue Share: For all revenue generated through the use of the Company’s email and text messaging and WhatsApp messaging marketing applications by Shopify merchants designated as “Shopify Core Merchants” in respect of leads attributed to Shopify, the Company is obligated to pay Shopify a percentage of such revenues or the amounts owed to Shopify under the terms of Shopify’s standard partnership agreements applicable to all Shopify partners, which is 15% of any revenues exceeding a $1 million threshold.
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
The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of the Company’s platform, nor does Shopify provide any services on the Company’s behalf. During the years ended December 31, 2025, 2024, and 2023, the Company incurred $33.2 million, $27.4 million, and $21.9 million, respectively, related to fees paid under the revenue sharing agreement. As of December 31, 2025 and 2024, the Company had $3.0 million and $2.6 million, respectively, in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement. As of December 31, 2025 and 2024, the Company had $3.0 million and $2.5 million, respectively, in accounts payable owed to Shopify for fees payable under the revenue sharing agreement.
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
Pursuant to the common stock warrant agreement, upon the Company’s initial public offering (“IPO”) in September 2023, an additional 25% of the total number of warrants were accelerated, and the remaining unvested portion vests quarterly over the remaining term. Specifically, the vesting associated with 3,935,793 of the outstanding warrants was accelerated, resulting in an increase to prepaid marketing expense of $92.6 million. During the years ended December 31, 2025 and 2024, the Company capitalized prepaid marketing expense of $32.4 million and $32.4 million, respectively, related to vested warrants. For the years ended December 31, 2025, 2024 and 2023, the Company recorded marketing expense of $52.9 million, $52.9 million and $52.9 million, respectively, in the Consolidated Statements of Operations and Comprehensive Loss as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of December 31, 2025 and 2024, the Company’s prepaid marketing expense was $132.8 million and $153.3 million, respectively. As of December 31, 2025, there was $189.5 million of unrecognized marketing expense

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
related to the warrants that will be recognized over 3.6 years. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion of the warrants.
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

Advertising Costs
Advertising costs are expensed as incurred. During the years ended December 31, 2025, 2024 and 2023, the Company incurred advertising expenses, which are included within selling and marketing expenses in the Consolidated Statements of Operations and Comprehensive Loss, in the amount of $51.8 million, $45.9 million, and $41.6 million, respectively.

Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under stock compensation plans, which are described in more detail in Note 12. Stock-Based Compensation.
The Company measures stock-based compensation awards, including stock options and restricted stock units (“RSUs”), based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recorded for awards issued to employees and non-employees at fair value with a corresponding increase in additional paid-in capital. For awards with service-based vesting conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Forfeitures are recognized when they occur.
RSUs granted under the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) are subject to both service-based and performance-based vesting conditions, whereby the performance condition is satisfied upon occurrence of a liquidity event. Upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC in connection with its IPO in September 2023, the performance condition was satisfied and cumulative compensation cost was recognized using the accelerated attribution method. Compensation costs continue to be recognized under this method as the RSUs vest over the remaining service period. Generally, 2015 Plan awards vest or are exercisable into shares of Series B common stock and are immediately reclassified to shares of Series A common stock based upon the employee’s conversion election made at the time of the Company’s IPO. The fair value of each RSU grant is calculated based on the estimated fair value of the Company’s common stock on the date of grant, or, if modified, the date of modification.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Rights granted to employees to purchase shares of Series A common stock under the Company’s 2023 Employee Stock Purchase Plan (the “ESPP”) are subject to service-based vesting conditions only. Compensation costs related to the ESPP are recognized using the straight-line method over the service period of the award. The fair value of the estimated shares of Series A common stock to be purchased is computed as the sum of (a) 15% purchase discount off the grant date quoted trading price of the Company’s Series A common stock and (b) the fair value of the look-back feature of the Company’s Series A common stock on the grant date, which consists of a call option on 85% of a share of Series A common stock and a put option on 15% of a share of Series A common stock.
Redeemable Common Stock

Redeemable common stock represents shares of the Company’s common stock that were redeemable at the option of the investor after a specified date. The initial carrying amount of redeemable common stock is equal to the respective issuance date fair value of the common stock subject to redemption, less issuance costs. The carrying amount was adjusted to equal the redemption value, which was equal to the fair value of a single share of common stock at the end of each reporting period. The carrying amount was subject to a floor equal to the initial carrying amount. The resulting changes in the redemption value were recorded with corresponding adjustments against retained earnings, if available, additional paid-in capital or accumulated deficit. Redeemable common stock was originally classified outside of permanent equity on the Consolidated Balance Sheets as the redemption option was outside of the Company’s control. As the redemption feature applicable to certain shares of the Company’s common stock was terminated upon the Company’s IPO, all shares of the Company’s redeemable common stock converted into 64,046,223 shares of Series B common stock upon the effectiveness of the Company’s registration statement on Form S-1 filed with the SEC on September 19, 2023. Refer to Note 11. Redeemable Common Stock, Common Stock, and Stockholders’ Equity (Deficit) for further discussion.
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
As of December 31, 2025 and 2024, the liability for income taxes associated with uncertain tax positions was $1.3 million and $1.3 million, respectively.
Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $2.3 million and $1.0 million as of December 31, 2025 and 2024, respectively. The allowance for doubtful accounts is established to represent the Company’s best estimate of the net realizable value of the outstanding amount of receivables that it will be unable to collect. The development of the Company’s allowance for doubtful accounts is based on a review of factors such as the customer’s payment history, historical loss patterns, the general economic climate, age, and past due status of invoices. If circumstances relating to specific customers change or unanticipated changes occur in the general business environment, the Company’s estimates of the recoverability of receivables could be further adjusted.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
The allowance for doubtful accounts consists of the following activity (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the period	$1,030	$1,479	$2,253
Provisions for uncollectible accounts, net of recoveries	2,578	349	28
Write offs	(1,352)	(798)	(802)
Balance at end of the period	$2,256	$1,030	$1,479
Accounts receivable is shown inclusive of unbilled accounts receivable of $3.3 million and $1.7 million as of December 31, 2025 and 2024, respectively. Unbilled accounts receivable is made up entirely of overages incurred by customers who have exceeded their subscription allotments as of the period end but are not yet due for their period end billing.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025 and 2024, the Company had cash equivalents of $325.9 million and $278.2 million, respectively, in money market funds.
As of December 31, 2025 and 2024, the Company had a current restricted cash balance of $0.7 million and $0.4 million, respectively. As of December 31, 2024, the Company had a non-current restricted cash balance of $0.7 million. The Company had no non-current restricted cash as of December 31, 2025. Restricted cash at December 31, 2025 and 2024 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity, as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for obligations that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,064,875	$881,473
Restricted cash, current	738	375
Restricted cash, non-current	—	739
Total cash, cash equivalents, and restricted cash	$1,065,613	$882,587
As of December 31, 2025, $150.0 million of the $1.1 billion cash and cash equivalents detailed above was held in a high yield notice deposit account requiring 31 days’ notice for withdrawal.
Concentrations of Credit Risk, Significant Customers, and Vendors
Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, restricted cash, and accounts receivable.
The Company maintains its cash and restricted cash at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2025 and

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
2024, the Company’s primary operating accounts significantly exceeded federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Significant concentrations of credit risk exist when a customer represents 10% or more of accounts receivable. As of December 31, 2025 and 2024, no individual customer accounted for 10% or more of accounts receivable. Additionally, there were no customers that represented 10% or more of the Company’s revenue for the years ended December 31, 2025, 2024, and 2023.
The Company had certain vendors who individually represented 10% or more of the Company’s total vendor expenditures. For the year ended December 31, 2025, three vendors represented 18%, 14%, and 13% of total vendor expenditures. For the year ended December 31, 2024, three vendors represented 17%, 16%, and 12% of total vendor expenditures. For the year ended December 31, 2023, three vendors represented 19%, 14%, and 12% of total vendor expenditures.
Property and Equipment
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss in the period of disposal. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized as additions to property and equipment. The estimated useful lives of the Company’s property and equipment are as follows:

Office equipment	5 years
Computer equipment	3 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Lesser of lease term or useful life
Asset retirement cost	Lesser of lease term or 5 years
Asset Retirement Obligations (“ARO”)
As part of the build out of the Company’s headquarters in Boston, Massachusetts, the Company built an internal staircase connecting multiple floors. This staircase required the removal of ground space to connect the floors. The lease agreement required the Company to incur the costs required to restore the leased space to its original condition. During fiscal year 2020, on the lease commencement date, the Company established an ARO based on the present value of contractually required estimated future costs to retire long-lived assets at the termination or expiration of the lease and to return the space to its original condition. The asset associated with the ARO is amortized over the lease term or 5 years to operating expense, and the ARO is accreted to the end of lease obligation value over the same term. On January 31, 2025, the Company amended the lease agreement for its Boston corporate headquarters and, under the terms of the amendment, the Company was relieved of the obligation to return the space to its original condition. During the year ended December 31, 2025, the Company derecognized the ARO. The ARO activity is described in more detail in Note 5. Property and Equipment, Net.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
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
The Company has elected the following practical expedients: (1) not to separate lease and non-lease components for all asset classes and (2) not to recognize leases with a term of 12 months or less at commencement on the Consolidated Balance Sheets for all asset classes. If there is a change in the Company’s assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the Consolidated Balance Sheets.
The Company leases office space and office equipment under non-cancelable operating leases ranging from 1 to 8 years. Certain leases include options to extend the leases for up to 10 years. These options will be included in the lease term when they are reasonably certain to be exercised. The Company’s leases generally do not include options to terminate the leases or to purchase the underlying asset.
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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the U.S. dollar (“USD”). In certain instances, the Company enters into transactions that are denominated in a currency other than the USD. At the date that such transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in USD using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the USD are adjusted to USD using the exchange rate at the balance sheet date, with gains or losses recognized in other, net in the Consolidated Statements of Operations and Comprehensive Loss. Foreign currency translation gains and losses were immaterial for the periods presented. The Company recognized a $1.6 million foreign currency transaction loss and an immaterial foreign currency transaction loss for the years ended December 31, 2025 and 2023, respectively. Foreign currency transaction gains were $1.0 million for the year ended December 31, 2024.

Fair Value Measurements

Certain assets and liabilities are carried at fair value in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Diluted net loss per share attributable to Series A and Series B common stockholders is computed in the same manner as basic net loss per share, as the inclusion of all potentially dilutive securities outstanding would be antidilutive. See Note 13. Loss Per Share for further information.

Impairment of Long-Lived Assets

The Company periodically evaluates all long-lived assets or asset groups for impairment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or the asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset. There was no impairment recorded during the years ended December 31, 2025, 2024, and 2023.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on its consolidated financial statements in the current period on a prospective basis. See Note 9. Income Taxes for the related disclosures.
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
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new guidance amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. ASU 2025-11 is effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its interim condensed consolidated financial statements and related disclosures.
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
Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of the period	$64,497	$40,100
Plus: Billings during the period	1,272,767	961,861
Less: Revenue recognized during the period	(1,234,019)	(937,464)
Balance at end of the period	$103,245	$64,497
For the years ended December 31, 2025 and 2024, revenue recognized from amounts included in deferred revenue at the beginning of the period was $64.5 million and $40.1 million, respectively.

Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of December 31, 2025, the Company’s remaining performance obligations were $253.7 million, of which $235.9 million is expected to be recognized within the next twelve months and $17.8 million is expected to be recognized during a period greater than twelve months.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$325,904	$—	$—	$325,904
Total	$325,904	$—	$—	$325,904

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$278,235	$—	$—	$278,235
Total	$278,235	$—	$—	$278,235

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
As of December 31, 2025 and 2024, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of December 31, 2025 and 2024, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short-term maturities.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	December 31, 2025	December 31, 2024
Capitalized internal-use software	$49,430	$26,698
Office equipment	7,630	4,841
Computer equipment	11,385	7,027
Furniture and fixtures	14,144	8,052
Leasehold improvements	50,488	46,062
Construction-in-progress	9,109	124
Asset retirement cost	—	643
Total property and equipment	142,186	93,447
Less accumulated depreciation and amortization	(61,845)	(45,247)
Total property and equipment, net	$80,341	$48,200

In the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense related to property and equipment was approximately $18.6 million, $17.7 million, and $13.7 million, respectively. On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $5.7 million in depreciation and amortization expense for the year ended December 31, 2025, respectively, and an immaterial impact on basic and diluted net loss per share attributable to Series A and Series B common stockholders.
During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $23.2 million, $14.9 million, and $7.0 million of internal-use software development costs, respectively. Of the $23.2 million internal-use software development costs that were capitalized during the year ended December 31, 2025, $5.2 million relates to software that is not yet in service. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $9.5 million, $4.6 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense is included in cost of revenue in the Consolidated Statements of Operations and Comprehensive Loss.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
During fiscal year 2020, on the commencement date of the lease for the Company’s Boston corporate headquarters, the Company established an ARO based on the present value of contractually required estimated future costs to remove long-lived assets at the termination or expiration of the lease and to return the space to its original condition. As of December 31, 2024, the ARO was included in other non-current liabilities on the Consolidated Balance Sheets. On January 31, 2025, the Company amended the lease agreement for its Boston corporate headquarters and, under the terms of the amendment, the Company was relieved of the obligation to return the space to its original condition. During the year ended December 31, 2025, the Company derecognized the ARO and recorded an immaterial gain for the difference between the Company’s estimate of the ARO and the carrying value of the asset retirement cost, which is included in general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss.
ARO activity is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$802	$761
Additions	—	—
Accretion	—	41
Derecognition	(802)	—
Ending balance	$—	$802

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	December 31, 2025	December 31, 2024
Accrued compensation and employee related costs	$65,230	$53,652
Accrued sabbatical	4,458	3,233
Accrued value added tax	948	1,000
Other accrued taxes	8,691	7,055
Accrued cost of revenue	22,609	18,216
Accrued professional services	3,742	3,475
Accrued marketing	4,597	8,739
Accrued occupancy costs	9,262	1,415
Other accrued expenses	5,622	3,043
Total accrued expenses	$125,159	$99,828

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancellable contractual obligations outstanding with marketing vendors and service providers. Future minimum payments under the Company’s non-cancellable purchase commitments as of December 31, 2025 are presented in the table below (in thousands):

Year Ending December 31,	Contractual Commitments
2026	$214,952
2027	231,136
2028	146,496
2029	132,789
2030	203,865
Total Contractual Commitments:	$929,238
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. In the ordinary course of business, the Company does not agree to indemnification obligations under its customer contracts, except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known as of December 31, 2025 and 2024, the Company had not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$24,754	$12,682	$12,618
Short-term lease cost	1,650	178	630
Financing lease cost	—	19	21
Total lease cost	$26,404	$12,879	$13,269

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

	As of,
	December 31, 2025	December 31, 2024
Operating lease ROU assets	$101,126	$42,917
Operating lease liabilities, current	24,757	20,989
Operating lease liabilities, non-current	95,991	32,449
Total lease liabilities	$120,748	$53,438

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities, net of tenant incentives received	$15,653	$16,722	$15,197
ROU assets recognized for new leases and amendments (non-cash)	$74,936	$17,039	$1,299
Other information related to leases is as follows:

	As of,
	December 31, 2025	December 31, 2024
Weighted average remaining lease term	6.6 years	2.8 years
Weighted average discount rate	6.71%	5.13%
Future undiscounted annual cash flows for the Company’s operating leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2026	$25,508
2027	19,860
2028	20,863
2029	20,769
2030	21,054
Thereafter	42,720
Total future undiscounted lease payments	150,774
Less imputed interest	(30,026)
Total lease liabilities	$120,748
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of December 31, 2025.

On January 31, 2025, the Company amended the lease agreement for its Boston corporate headquarters. The amendment (i) modified the lease term and payment terms for the existing leased premises and (ii) expanded the leased premises under the lease. The newly leased premises had phased lease commencement dates ranging from February 2025 to December 2025. The lease term for the existing and newly leased premises ends in March 2033.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
9. Income Taxes
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(42,129)	$(54,059)	$(312,759)
Foreign	11,611	10,379	5,718
Loss before income taxes	$(30,518)	$(43,680)	$(307,041)

The provision for income taxes contained the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(277)	$750	$—
State	237	211	(26)
Foreign	4,352	942	4,652
	4,312	1,903	4,626
Deferred:
Federal	(141)	—	—
State	(47)	—	—
Foreign	(2,874)	559	(3,434)
	(3,062)	559	(3,434)
Provision for income taxes	$1,250	$2,462	$1,192
The Company’s effective tax rates for the years ended December 31, 2025, 2024, and 2023 were less than the U.S. federal statutory income tax rate of 21.0%, primarily due to valuation allowance on the U.S. federal and state deferred tax assets. Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. As a result of this adoption, the Company is providing the expanded quantitative rate reconciliation disclosures required by ASU 2023-09 for the year ended December 31, 2025 on a prospective basis.
Below is a tabular reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands, except percentages):

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2025
	Amount ($)	Percent
U.S. federal taxes at statutory rate	$(6,412)	21.0%
State and local income tax, net of federal (national) income tax effect(1)	190	(0.6)
Foreign tax effects
United Kingdom
Stock Based Compensation	(701)	2.3
Other	128	(0.4)
Australia
Stock Based Compensation	(312)	1.0
Other	60	(0.2)
Other foreign jurisdictions	(3)	—
Total	(828)	2.7
Effect of changes in tax laws or rates enacted in the current period
Effect of cross-border tax laws
Tax credits
Federal R&D Credit	(15,562)	51.0
Total	(15,562)	51.0
Changes in valuation allowances	195,140	(639.1)
Nontaxable or nondeductible items
Meals and Entertainment	1,993	(6.5)
Stock Based Compensation	(170,121)	557.2
Prepaid marketing expense	(2,935)	9.6
Other	(215)	0.7
Total	(171,278)	561.0
Changes in unrecognized tax benefits.
Total	$1,250	(4.1)%
(1) State taxes in Texas and Ohio make up the majority of tax effect in this category.

Below is a reconciliation of the statutory federal income tax expense and the Company's total income tax expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.6	4.3
Federal research and development credits	48.3	3.8
State research and development credits	20.2	0.9
Permanent items	(2.4)	(0.4)
Stock-based compensation	57.3	1.6
Foreign rate differential	0.1	—
Non-deductible officers compensation	(32.2)	(2.3)
Prepaid marketing expense	3.2	3.6
Other	(2.7)	—
Change in valuation allowance	126.0	(32.9)
Total	(5.6)%	(0.4)%

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Income taxes paid for the year ended December 31, 2024 were $4.7 million. As required by ASU 2023-09, the table below presents the amount of income taxes paid (in thousands, net of refunds received) for the year ended December 31, 2025, disaggregated by federal, state, and foreign jurisdictions.

Year Ended December 31,
2025
Federal	$939
State	578
Foreign
UK	1,819
AUS	3,160
Other	40
Total	$6,536

Deferred income taxes reflect the impact of carryforwards and temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The carryforwards and temporary differences that give rise to a significant portion of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$245,586	$76,714
Research and development credits	87,255	63,894
Stock-based compensation	17,060	25,544
Lease liability	29,558	13,146
Capitalized research and development	154,483	105,266
Other	10,622	7,582
Total deferred tax assets	544,564	292,146
Deferred tax liabilities:
Depreciation	(2,365)	(2,362)
Deferred commissions	(13,659)	(9,818)
Amortization	(8,163)	(4,579)
ROU asset	(24,763)	(10,604)
Prepaid marketing expense	(32,417)	(37,112)
Total deferred tax liabilities	(81,367)	(64,475)
Valuation allowance	(457,787)	(225,135)
Net deferred tax assets	$5,410	$2,536
As of December 31, 2025 and 2024, the Company has federal net operating loss (“NOL”) carryforwards of $1.0 billion and $304.1 million, respectively, which can be carried forward indefinitely, and state net operating loss carryforwards of $618.5 million and $232.6 million, respectively, which expire at various dates beginning in 2027. As of December 31, 2025 and 2024, the Company has federal credit carryforwards of $59.5 million and $44.0 million, respectively, and state credit carryforwards of $35.1 million and $25.2 million, respectively, which are available to reduce future tax liabilities. If not utilized, the federal research and development credit will begin to expire in 2039 and the state research and development credit will begin to expire in 2026.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
The Company may not be subject to an annual limitation on its NOL and research and development credit attributes as of December 31, 2025, but subsequent ownership changes may affect the limitation in future years.
The net change in the total valuation allowance for the year ended December 31, 2025 was an increase of $232.7 million, primarily as a result of the increase in research and development capitalization, federal research and development credits, and the generation of net operating losses. The net changes in the total valuation allowance for the year ended December 31, 2024 was an increase of $55.1 million, primarily as a result of the increase in research and development capitalization and federal research and development credits offset by the utilization of net operating losses.
Uncertain Tax Positions
A reconciliation of the gross unrecognized tax benefits consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Unrecognized tax benefits, beginning balance	$1,334	$—	$—
Gross increases for tax positions taken in prior years	11	1,334	—
Unrecognized tax benefits, ending balance	$1,345	$1,334	$—
The unrecognized tax benefits as of December 31, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company had no interest and penalties accrued related to uncertain tax positions as of December 31, 2025, 2024, and 2023.
The Company files income tax returns in the United States and in foreign jurisdictions. All periods since inception are subject to examination in most jurisdictions.
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant tax reforms, including the reinstatement of immediate expensing for domestic research and development expenditures, the option to claim 100% accelerated depreciation deductions on qualified property, and modifications in international tax provisions. The change to U.S. tax law enacted by the OBBBA resulted in an immaterial effect on the income tax provision due to the Company’s valuation allowance and has been accounted for in the current period.
10. Employee Benefit Plans
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Employees can designate the investment of their 401(k) accounts into several mutual funds. The Company does not allow investment in its common stock through the 401(k) plan. During the years ended December 31, 2025, 2024, and 2023, the Company made contributions to the plan of $11.3 million, $11.2 million, and $7.4 million, respectively.
The Company contributes to defined contribution savings plans for its employees in the United Kingdom and Australia who satisfy certain eligibility requirements. The plans allow each participant from the United Kingdom and Australia to defer a percentage of their compensation, and the Company contributes an additional 5% and 12% of wages for employees

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
in the United Kingdom and Australia, respectively, on a monthly basis. The Company made contributions to the plans of $4.3 million, $2.9 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Immediately prior to the Company’s IPO in September 2023, the redeemable common stock was accreted to the IPO issuance price of $30.00 per share. Upon the IPO, the redemption right of these shares was terminated and all shares of the Company’s redeemable common stock automatically converted into 64,046,223 shares of Series B common stock. This transaction resulted in a reclassification of $1.9 billion in redeemable common stock to stockholder’s equity including an increase to additional paid-in capital of $136.9 million and Accumulated Deficit of $1.8 billion to reverse accretion recorded to these accounts.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements

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

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock Warrants
On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services. 25% of the shares subject to the warrants vested on the grant date, and the remaining 75% of the shares subject to the warrants vest quarterly in equal amounts until July 28, 2027. On September 22, 2023, upon the Company’s IPO, the vesting of an additional 25% of the total number of warrants was accelerated, and the remaining unvested portion vests quarterly over the remaining vesting term. Vesting will cease, and any unvested portion of the warrants will be cancelled, in the event of a material breach or early termination of the collaboration agreement by Shopify. The exercise price is $0.01 per share, and the term of the warrants is 10 years. These common stock warrants are included as a component of additional paid-in capital within the Consolidated Balance Sheets upon vesting. The Company valued the warrants at the grant date using the Black-Scholes option pricing model with the following assumptions: fair value of common stock, a dividend yield of zero, contractual terms of 10 years, volatility of 55.00%, and a risk-free rate of 2.85%.
The following table summarizes the warrants activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at December 31, 2024	3,788,204	$0.01	7.58
Granted	—	—	—
Exercised	(1,377,528)	0.01	7.10
Cancelled	—	—	—
Warrants outstanding at December 31, 2025	2,410,676	$0.01	6.58
During the years ended December 31, 2025, 2024, and 2023, 1,377,528, 1,377,528, and 6,051,285 warrants vested, respectively. The Company has no vested but not exercised warrants outstanding as of December 31, 2025.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Restricted Stock
In 2019, the Company permitted the purchase of 142,908 shares of restricted stock prior to vesting by an employee of the Company. These shares are restricted and subject to repurchase by the Company until the conditions for vesting are met. Upon termination of employment of the restricted stockholder, the Company has the right to repurchase, at the original purchase price, any unvested restricted shares. Accordingly, the Company recorded the proceeds from the issuance of restricted stock as a liability given the implicit repurchase feature. The Company reclassified an immaterial amount of restricted stock liability to stockholders’ deficit upon vesting of restricted shares during the year ended December 31, 2023. During the year ended December 31, 2023, the aggregate fair value of restricted stock that vested was $0.7 million. All restricted stock became fully vested during the year ended December 31, 2023.
Stock Purchase and Investment Option

On July 28, 2022, the Company entered into a stock purchase agreement in connection with the collaboration agreement and strategic partnership with Shopify. Under the stock purchase agreement, the Company issued and sold 2,951,846 shares of common stock to Shopify at a price of $33.88 per share. The stock purchase agreement also granted Shopify an Investment Option, which allows Shopify to purchase an additional 15,743,174 shares of common stock at a purchase price of $88.93 per share. The Company allocated the common stock and Investment Option based on the relative fair value of each instrument. The Investment Option is exercisable at any time at Shopify’s option until July 28, 2030. As of December 31, 2025, the Investment Option has not been exercised.
12. Stock-Based Compensation
Equity Incentive Plans
On September 1, 2015, the Company’s board of directors (the “Board”) adopted the 2015 Plan. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2015 Plan. As of December 31, 2025, outstanding awards under the 2015 Plan include stock options and RSUs. Generally, 2015 Plan awards vest or are exercisable into shares of Series B common stock and are immediately reclassified to shares of Series A common stock based upon the employee's conversion election made at the time of the IPO. All equity grants subsequent to the IPO are made pursuant to the 2023 Plan, which was approved by the Board effective as of September 18, 2023. The Board or, at its sole discretion, a committee of the Board, is responsible for the administration of the 2023 Plan. As of December 31, 2025, the Company’s authorized common stock includes 74,700,704 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 55,563,432 shares are available for future grants.
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
The 2023 Plan provides for the grants of various types of stock-based compensation awards including, but not limited to, RSUs, ISOs, NSOs, and RSAs. During the years ended December 31, 2025, 2024 and 2023, the Company solely granted RSUs as further described below.
Stock Options

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
Options generally vest over 4 years with the first 25% of the award vesting upon the 12-month anniversary of the vesting commencement date and the remaining 75% vesting monthly over the following 3 years. Grants of Options shall not be exercisable after expiration of 10 years from the date of grant or such shorter period specified in the associated award agreement. Options may not be transferable except by will or by the laws of descent and distribution and domestic relations orders. The 2015 Plan does not allow for the early exercise of Options. The Company did not grant any Options during the years ended December 31, 2025, 2024 and 2023.

Option activity for the year ended December 31, 2025 is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	25,164,415	$0.29	1.21	$1,030,511
Exercised	(22,938,436)	0.10
Forfeited and expired	—	—
Outstanding at December 31, 2025	2,225,979	$2.27	3.25	$67,215

Exercisable at December 31, 2025	2,225,979	$2.27	3.39	$67,215
The total intrinsic value of Options exercised during the years ended December 31, 2025, 2024 and 2023 amounted to $797.8 million, $177.7 million and $54.7 million, respectively.

Restricted Stock Units

During the years ended December 31, 2025, 2024 and 2023, the Company granted RSUs to employees under the 2015 Plan and 2023 Plan. In general, RSUs granted under the 2015 Plan vest upon the satisfaction of both a service-based vesting condition and a performance-based vesting condition. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2015 Plan, for a period of 4 years. Generally, RSUs vest quarterly over the entire 4-year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years. The performance-based vesting condition was satisfied upon the occurrence of the IPO. In general, RSUs granted after the IPO under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. These service-based vesting conditions are consistent with those under the 2015 Plan detailed above.

Restricted stock unit activity for the year ended December 31, 2025 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at January 1, 2025	17,421,450	$28.33
Granted	8,059,711	32.82
Vested	(7,162,263)	28.39
Forfeited	(3,768,443)	29.20
Unvested and outstanding at December 31, 2025	14,550,455	$30.56
The fair value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $252.3 million, $158.1 million and $214.7 million, respectively.
Employee Stock Purchase Plan

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
On August 24, 2023, the Board adopted the ESPP pursuant to which eligible employees may contribute up to 15% of their base compensation to purchase shares of the Company’s Series A common stock at a price equal to 85% of the lower of (1) the fair market value of a share of the Company’s Series A common stock at the beginning of the offering period and (2) the fair market value of a share of the Company’s Series A common stock on the purchase date. The ESPP provides for 12-month offering periods beginning January 1 and July 1 of each year, or the next trading date thereafter. Each offering period consists of two six-month purchase periods. As of December 31, 2025, the Company has 10,670,780 shares of Series A common stock available for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2024, by the least of 6,200,000 shares of the Company’s Series A common stock, 1% of the outstanding number of shares of the Company’s Series A common stock and Series B common stock on the immediately preceding December 31, or such lesser number of shares as determined by the administrator of the ESPP.

The fair value of employee options granted under the ESPP is based on a 15% purchase discount off the grant date quoted trading price of the Company’s Series A common stock and is estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2025	2024
Risk-free rate	3.96% 5.33%	4.79% - 5.33%
Expected term	0.5 - 1.0 years	0.5 - 1.0 years
Volatility	45.90% - 60.32%	45.90% - 64.12%
Expected dividends	—	—
The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term is based on the term of the offering period. The expected volatility for the common stock is based on the average of the Company’s historical volatility over the expected term of the award. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value of the common stock is the closing price of the stock on the date the offering period starts.
The Company recognized stock-based compensation expense related to the ESPP of $5.8 million and $4.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $2.6 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 6 months. The weighted average grant date fair value of ESPP awards granted during the years ended December 31, 2025 and 2024 was $10.63 and $9.28 per share, respectively.
During the year ended December 31, 2025, the Company issued 462,681 shares of Series A common stock under the ESPP.

Modifications
During the year ended December 31, 2025, the Company modified one employee’s stock-based awards to accommodate their employment transition by changing the timing of the service-based vesting condition of 121,969 RSUs. This resulted in incremental stock-based compensation expense of $1.4 million during the year ended December 31, 2025.
During the year ended December 31, 2025, the Company provided nineteen terminated employees with accelerated vesting on the service-based vesting conditions of 42,781 RSUs. These modifications resulted in incremental stock-based compensation of $1.1 million during the year ended December 31, 2025.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
During the year ended December 31, 2023, the Company extended the expiration dates of four employees’ Options. The extension of the expiration date impacted 1,004,667 granted Options, resulting in incremental stock-based compensation expense of $0.8 million during the year ended December 31, 2023.
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
On April 10, 2023, the Company approved an amendment to the vesting schedule of 4,250,947 RSUs governed by the 2015 Plan. Specifically, the vesting schedule of these RSUs was amended to align with the Company’s standard four quarterly vesting dates that were established on a prospective basis in June 2022. This modification impacted 657 grantees, and all RSUs that were modified were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of this modification is included in the total stock-based compensation recognized during the year ended December 31, 2023 and is based on the fair value of the award on the date of modification.
On March 15, 2023, the Company announced a reduction in workforce that resulted in the termination of approximately 8% of the Company’s full-time workforce (130 employees). As part of the reduction in workforce, the Company modified 608,698 previously granted Options and 64,301 previously granted RSUs. During the year ended December 31, 2023, the Company incurred an incremental stock-based compensation expense of $0.6 million related to the modification of Options. All RSUs that were modified were Double-Trigger awards in which the liquidity-based vesting condition was not considered probable at the date of modification. As the liquidity-based vesting condition was met upon the IPO, the impact of the modified RSUs is included in the total stock-based compensation recognized during the year ended December 31, 2023 and is based on the fair value of the award on the date of modification.

Stock-Based Compensation Expense

During the years ended December 31, 2025, 2024, and 2023, the Company capitalized $4.4 million, $3.6 million, and $1.3 million of stock-based compensation expense related to services performed on capitalized internal-use software, respectively.
Stock-based compensation included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$7,891	$8,917	$24,973
Selling and marketing	49,725	40,907	107,954
Research and development	68,178	50,693	120,184
General and administrative	36,237	34,695	87,688
Stock-based compensation, net of amounts capitalized	162,031	135,212	340,799
Capitalized stock-based compensation expense	4,416	3,555	1,349
Total stock-based compensation expense	$166,447	$138,767	$342,148
As of December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $366.5 million, which will be recognized over a weighted-average remaining period of 2.6 years.

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
13. Loss Per Share
Basic net loss per share attributable to Series A and Series B common stockholders is computed by dividing the net loss by the number of weighted-average outstanding common shares. Diluted net loss per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result, and is calculated using the treasury stock method. The Company considers its warrants, Investment Option, RSUs, Options, and shares to be issued under the ESPP as potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders in the periods presented, as their effect was antidilutive during the years ended December 31, 2025, 2024 and 2023.
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
The following table presents the calculation of basic and diluted net loss per share attributable to Series A and Series B common stockholders for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted:
Numerator:
Net loss	$(31,768)	$(46,142)	$(308,233)
Denominator:
Weighted-average shares - basic and diluted	290,896,895	266,336,826	242,889,272
Net loss per share attributable to Series A and Series B common stockholders, basic and diluted	$(0.11)	$(0.17)	$(1.27)
The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share:

	Year Ended December 31,
	2025	2024	2023
Warrants outstanding	2,410,676	3,788,204	5,165,732
Investment Option	15,743,174	15,743,174	15,743,174
RSUs outstanding	14,550,455	17,421,450	14,690,417
Options outstanding	2,225,979	25,164,415	31,734,725
ESPP	245,840	258,033	—
Total	35,176,124	62,375,276	67,334,048
14. Related Party Transactions
In December 2025, the Company entered into a contract with Wyze Labs, Inc., who is a related party to a member of our Board of Directors. During the year ended December 31, 2025, we have recognized an immaterial amount of revenue within the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025, there is an

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
outstanding accounts receivable balance of $220.4 thousand and deferred revenue balance of $202.2 thousand within the Consolidated Balance Sheets and total remaining performance obligation under the contract of $392.6 thousand.
In May 2025, the Company purchased services from Jellyfish, who is a related party to a member of our Board of Directors. As of December 31, 2025, we purchased services in the aggregate of approximately $212.5 thousand, of which $148.0 thousand was included within prepaid expenses on the Consolidated Balance Sheets and an immaterial amount was included within operating expenses on the Consolidated Statements of Operations and Comprehensive Loss.

15. Segment Information and Geographic Data
As described in the Company’s Summary of Significant Accounting Policies, the Company operates as one operating segment. Revenue and long-lived assets by geographic region are as follows:
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Americas:
United States	$741,101	$584,844	$443,471
Other Americas (1)	59,636	47,461	38,180
APAC (1)(2)	127,179	95,920	72,797
EMEA (1)(3)
United Kingdom	123,609	90,593	63,424
Other EMEA (4)	182,494	118,646	80,227
Total Revenue	$1,234,019	$937,464	$698,099
(1) Other than the United States, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
(2) Asia-Pacific
(3) Europe, the Middle East and Africa
(4) Other than the United Kingdom, no other individual country accounted for 10% or more of total revenue for any of the periods presented.
Disaggregation of Long-lived Assets
Long-lived assets consist of property and equipment and ROU assets. Long-lived assets by geographical region are as follows:

	Year Ended December 31,
	2025	2024
Americas
United States	$171,140	$71,894
APAC (1)	1,402	2,207
EMEA (2)
United Kingdom	8,615	17,016
Other (3)	310	—
Total Long-lived Assets	$181,467	$91,117
(1) Asia-Pacific
(2) Europe, the Middle East and Africa

Klaviyo, Inc.
Notes to the Consolidated Financial Statements
(3) No other country in this geographic region represented more than 10% of the Company’s long-lived assets for the periods presented

16. Restructuring Costs
During the years ended December 31, 2025 and 2023, the Company recorded $4.2 million and $7.9 million, respectively, of restructuring costs. The restructuring plans in 2025 and 2023 resulted in a reduction of approximately 3% and 8%, respectively, of Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits as well as stock-based compensation from the modification of terminated employee stock options. There were no restructuring costs incurred during the year ended December 31, 2024.
See Note 12. Stock-Based Compensation for further detail on award modifications due to the 2023 restructuring. Restructuring costs included in the Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$—	$—	$1,138
Selling and marketing	—	—	1,832
Research and development	4,224	—	3,375
General and administrative	—	—	1,532
Total	$4,224	$—	$7,877
There were no unpaid restructuring costs as of December 31, 2025 and 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f)) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management assessed our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Klaviyo, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Klaviyo, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 10, 2026

Item 9B. Other Information
Securities Trading Plans of Directors or Executive Officers
(b) During the three months ended December 31, 2025, two of the Company’s officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Steve Rowland(1)	Former President	November 7, 2025	February 15, 2026	29,845(2)	November 7, 2026
Carmel Galvin	Chief People Officer	November 18, 2025	February 17, 2026	102,650(2)	December 15, 2026
______________
(1)Steve Rowland adopted the plan while serving as the Company’s President, prior to his retirement effective as of December 31, 2025.
(2)The actual number of shares of common stock sold pursuant to this plan will be fewer as a result of shares withheld to satisfy tax withholding obligations in connection with the net settlement of equity awards.
No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of our fiscal year.
Code of Conduct and Ethics
Our board of directors has adopted a code of conduct that applies to all our employees, officers, contractors, and directors, including our Co-Chief Executive Officers, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of conduct is posted on our website at investors.klaviyo.com under “Governance.” We intend to disclose any amendments to our code of conduct, or waivers of its requirements, on our website or in filings under the Exchange Act.
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
Item 11. Executive Compensation
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB ID No 34.
The information required by this Item is incorporated by reference herein to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Part IV
Item 15. Exhibits and Financial Statement Schedules
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Second Amended and Restated Bylaws of Klaviyo, Inc.	8-K	001-41806	3.1	December 9, 2025
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Description of Securities.					X
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.5	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.6	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1	Forms of Indemnification Agreement between Klaviyo, Inc. and each of its directors and executive officers.	S-1	333-274211	10.1	August 25, 2023
10.2*	2015 Stock Incentive Plan, as amended, and forms of award agreements thereunder.	S-1	333-274211	10.2	August 25, 2023
10.3*	2023 Stock Option and Incentive Plan, and forms of award agreements thereunder.	S-1/A	333-274211	10.3	September 11, 2023
10.4*	Senior Executive Cash Incentive Bonus Plan.	S-1	333-274211	10.4	August 25, 2023
10.5*	Employment Agreement by and between Klaviyo, Inc. and Landon Edmond, effective August 27, 2023.	S-1	333-274211	10.6	August 25, 2023
10.6*	Employment Agreement by and between Klaviyo, Inc. and Amanda Whalen, effective August 27, 2023.	S-1	333-274211	10.8	August 25, 2023
10.7*	Employment Agreement by and between Klaviyo, Inc. and Steve Rowland, effective August 27, 2023.	10-Q	001-41806	10.1	May 8, 2024
10.8*	Employment Agreement by and between Klaviyo, Inc. and Carmel Galvin, effective April 15, 2024.					X
10.9*	Form of Director Offer Letter.	S-1	333-274211	10.10	August 25, 2023

10.10	Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012, as amended on August 7, 2020.	S-1	333-274211	10.11	August 25, 2023
10.11#	Collaboration Agreement by and among Klaviyo, Inc., Shopify Inc., Shopify International Limited, Shopify Commerce Singapore PTE. LTD., and Shopify Strategic Holdings 3 LLC, dated July 28, 2022.	S-1	333-274211	10.12	August 25, 2023
10.12#	Revenue Sharing Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	10.13	August 25, 2023
10.13*	2023 Employee Stock Purchase Plan.	S-1/A	333-274211	10.14	September 11, 2023
10.14*	Non-Employee Director Compensation Policy.					X
10.15	Second Amendment dated June 30, 2022 to Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012.	10-K	001-41806	10.14	February 19, 2025
10.16#	Third Amendment dated January 31, 2025 to Lease Agreement by and between Klaviyo, Inc. and OPG 125 Summer Owner (DE) LLC, dated August 9, 2012.	10-K	001-41806	10.15	February 19, 2025
10.17*	Transition and Separation Agreement, dated August 4, 2025, between Klaviyo, Inc. and Steve Rowland.	8-K	001-41806	10.1	August 5, 2025
10.18*	RSU Intention Letter, dated August 29, 2025, between Klaviyo, Inc. and Luciano Fernández Gomez.	8-K	001-41806	10.2	August 29, 2025
10.19#	Employee Assignment Agreement, dated October 31, 2025, between Velocity Global Switzerland GmbH and Klaviyo, Inc.	10-Q	001-41806	10.3	November 5, 2025
10.20#+	Master Services Agreement, dated September 10, 2020, between Velocity Global, LLC and Klaviyo, Inc., as amended by that certain Amendment to Master Services Agreement, dated June 21, 2023.	10-Q	001-41806	10.4	November 5, 2025
10.21*	Amended Employment Agreement, dated December 8, 2025, between Velocity Global Switzerland GmbH and Luciano Fernández Gomez.	8-K	001-41806	10.1	December 9, 2025
10.22*	Variable Compensation Agreement, dated December 8, 2025, between Velocity Global Switzerland GmbH and Luciano Fernández Gomez.	8-K	001-41806	10.2	December 9, 2025
10.23*	RSU and PSU Intention Letter, dated December 8, 2025, between Klaviyo, Inc. and Luciano Fernández Gomez.	8-K	001-41806	10.3	December 9, 2025
19.1	Insider Trading Policy and related Rule 10b5-1 Trading Plan Policy.					X
21.1	Subsidiaries of Klaviyo, Inc.					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Executive Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.3	Certification of Principal Financial Officer pursuant to SEC Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.3†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X
* Indicates a management contract or any compensatory plan, contract or arrangement.
† This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
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

KLAVIYO, INC.

Dated: February 10, 2026	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: February 10, 2026	By:	/s/ Luciano Fernandez Gomez
	Name:	Luciano Fernandez Gomez
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: February 10, 2026	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Bialecki, Luciano Fernandez Gomez, Amanda Whalen, and Landon Edmond, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Bialecki	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
Andrew Bialecki

/s/ Luciano Fernandez Gomez	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2026
Luciano Fernandez Gomez

/s/ Amanda Whalen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2026
Amanda Whalen

/s/ Jennifer Ceran	Director	February 10, 2026
Jennifer Ceran

/s/ Edward Hallen	Chief Strategy Officer and Director	February 10, 2026
Edward Hallen

/s/ Ping Li	Director	February 10, 2026
Ping Li

/s/ Michael Medici	Director	February 10, 2026
Michael Medici

/s/ Roxanne Oulman	Director	February 10, 2026
Roxanne Oulman

/s/ Susan St. Ledger	Director	February 10, 2026
Susan St. Ledger

/s/ Tony Weisman	Director	February 10, 2026
Tony Weisman