Form 10-Q
period 2026-03-31
Klaviyo, Inc.
filed 2026-05-05
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, there were 140,897,018 shares of the registrant’s Series A common stock and 158,382,795 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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
•our anticipated capital expenditures and our estimates regarding our liquidity and capital requirements;
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
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates, inflation, tariffs, international trade disputes, and changes in U.S. and foreign laws and regulations, as well as the the impact on our customer spending and consumer spending generally; and
•the impact of public health crises and financial, economic, and political events on our industry, business, and results of operations.

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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$984,590	$1,064,875
Restricted cash	738	738
Accounts receivable, net of allowance for doubtful accounts	72,302	60,714
Deferred contract acquisition costs, current	33,588	29,634
Prepaid expenses and other current assets	55,273	50,115
Total current assets	1,146,491	1,206,076

Property and equipment, net	84,458	80,341
Right-of-use assets, net	96,135	101,126
Deferred contract acquisition costs, non-current	55,229	47,769
Prepaid marketing expense	127,724	132,849
Other non-current assets	13,580	12,443
Total assets	$1,523,617	$1,580,604

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,613	$29,072
Accrued expenses	113,971	125,159
Lease liabilities, current	23,969	24,757
Deferred revenue	111,493	103,245
Total current liabilities	271,046	282,233

Lease liabilities, non-current	93,238	95,991
Other non-current liabilities	5,874	5,820
Total liabilities	370,158	384,044

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 148,389,736 and 144,262,443 shares issued at March 31, 2026, and December 31, 2025, respectively; 144,081,867 and 144,262,443 outstanding at March 31, 2026, and December 31, 2025, respectively.	144	144
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 158,456,935 and 159,899,668 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	158	160
Treasury stock: $0.001 par value; 4,307,869 and 0 shares held at March 31, 2026 and December 31, 2025, respectively	4	—
Additional paid-in capital	2,021,068	2,073,209
Accumulated deficit	(867,915)	(876,953)
Total stockholders’ equity	1,153,459	1,196,560

Total liabilities and stockholders’ equity	$1,523,617	$1,580,604

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2026	2025

Revenue	$358,005	$279,827
Cost of revenue	89,112	67,700
Gross profit	268,893	212,127
Operating expenses:
Selling and marketing	134,055	123,527
Research and development	80,032	69,349
General and administrative	53,061	43,001
Total operating expenses	267,148	235,877
Operating income (loss)	1,745	(23,750)
Other income:
Other expense	(436)	(664)
Interest income	9,411	9,259
Total other income, net	8,975	8,595
Income (loss) before income taxes	10,720	(15,155)
Provision (benefit) for income taxes	1,682	(1,066)
Net income (loss)	9,038	(14,089)
Comprehensive income (loss)	$9,038	$(14,089)

Net income (loss) per share attributable to Series A and Series B common stockholders
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

Weighted average common shares outstanding
Basic	304,343,623	274,198,213
Diluted	305,801,451	274,198,213

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Treasury Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2025	88,956,301	$89	183,801,332	$184	—	$—	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	920,727	1	—	—	876	—	877
Issuance of common stock upon vesting of restricted stock units	885,380	1	742,420	1	—	—	(3)	—	(1)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,382	—	—	—	3	—	3
Vested warrants related to collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	39,434	—	39,434
Tax withholdings on settlement of stock-based awards	(47,175)	—	(45,997)	—	—	—	(4,379)	—	(4,379)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	4,779,530	5	(4,779,530)	(5)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(14,089)	(14,089)
Balance as of March 31, 2025	94,574,036	$95	180,983,334	$181	—	$—	$1,922,930	$(859,274)	$1,063,932

Balance as of January 1, 2026	144,262,443	$144	159,899,668	$160	—	$—	$2,073,209	$(876,953)	$1,196,560
Issuance of common stock upon exercise of common stock options	—	—	789,629	1	—	—	714	—	715
Issuance of common stock upon vesting of restricted stock units	1,212,824	1	508,278	—	—	—	(2)	—	(1)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,383	—	—	—	3	—	3
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	42,657	—	42,657
Tax withholdings on settlement of stock-based awards	(95,310)	—	(75,244)	—	—	—	(2,800)	—	(2,800)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	3,009,779	3	(3,009,779)	(3)	—	—	—	—	—
Share repurchases, inclusive of costs to acquire	(4,307,869)	(4)	—	—	4,307,869	4	(100,813)	—	(100,813)
Net income	—	—	—	—	—	—	—	9,038	9,038
Balance as of March 31, 2026	144,081,867	$144	158,456,935	$158	4,307,869	$4	$2,021,068	$(867,915)	$1,153,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$9,038	$(14,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	6,336	4,781
Non-cash operating lease costs	6,997	5,775
Amortization of deferred contract acquisition costs	9,631	6,608
Amortization of prepaid marketing expense	13,224	13,224
Gain on derecognition of asset retirement obligation	—	(588)
Loss on disposal of property and equipment	128	419
Bad debt expense	636	1,817
Stock-based compensation expense	41,803	38,327
Changes in operating assets and liabilities:
Accounts receivable	(12,224)	(12,630)
Deferred contract acquisition costs	(21,045)	(11,001)
Prepaid expenses, prepaid taxes, and other assets	(5,829)	(5,907)
Accounts payable	(4,340)	684
Accrued expenses	(12,832)	(18,815)
Deferred revenue	8,248	11,690
Operating lease liabilities	(5,546)	(5,392)
Other non-current liabilities	54	(541)
Net cash provided by operating activities	34,279	14,362

Investing activities
Acquisition of property and equipment	(11,666)	(2,685)
Capitalization of software development costs	(3,565)	(5,056)
Purchase of other non-current assets	(485)	—
Net cash used in investing activities	(15,716)	(7,741)

Financing activities
Proceeds from exercise of common stock options	715	877
Proceeds from exercise of warrants	3	3
Employee taxes paid related to net share settlement of stock-based awards	(2,800)	(4,379)
Payments for accelerated share repurchase	(100,000)	—
Proceeds from employee stock purchase plan	3,234	3,462
Net cash used in financing activities	(98,848)	(37)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(80,285)	6,584
Cash, cash equivalents, and restricted cash, beginning of period	1,065,613	882,587
Cash, cash equivalents, and restricted cash, end of period	$985,328	$889,171
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,679	$73
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$8,100	$8,100
Capitalization of stock-based compensation expense related to internal use software	$853	$1,107
Non-cash acquisition of property and equipment through tenant incentives	$—	$969
Accrued excise tax on share repurchases	$813	$—
Unpaid purchases of property and equipment	$6,387	$484
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
The Company’s platform includes marketing automation capabilities that allow customers to orchestrate campaigns across multiple channels, including email, text messaging, WhatsApp messaging, and mobile push. The Company also offers customer service solutions, including Customer Agent, Customer Hub and Helpdesk, as well as marketing analytics, and data platform functionality.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and the related notes to such interim condensed consolidated financial statements are unaudited.
These unaudited condensed consolidated financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position for the periods presented. The results for the interim periods presented are not necessarily indicative of future results or results for the full fiscal year or for any other period.

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

Significant Accounting Policies
Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the audited annual consolidated financial statements for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 10, 2026. There have been no material changes to our significant accounting policies since the fiscal year ended December 31, 2025.

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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended March 31, 2026, the Company incurred $8.9 million related to fees paid under the revenue sharing agreement. During the three months ended March 31, 2025, the Company incurred $7.9 million related to fees paid under the revenue sharing agreement. As of March 31, 2026 and December 31, 2025, the Company had $2.9 million and $3.0 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively. As of March 31, 2026 and December 31, 2025, the Company had $3.0 million and $3.0 million, respectively, in accounts payable owed to Shopify for fees payable under the revenue sharing agreement.
During the three months ended March 31, 2026 and March 31, 2025, the Company capitalized prepaid marketing expense of $8.1 million and $8.1 million related to the vested warrants issued as consideration for the collaboration agreement, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded marketing expense of $13.2 million and $13.2 million in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of March 31, 2026 and December 31, 2025, the Company’s prepaid marketing expense was $127.7 million and $132.8 million, respectively. As of March 31, 2026, there was $176.3 million of unrecognized marketing expense related to the warrants that will be recognized over 3.3 years. See Note 10. Common Stock and Stockholders’ Equity for further discussion of the warrants.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under stock compensation plans, which are described in more detail in Note 12. Stock-Based Compensation.
The Company measures stock-based compensation awards, including stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”), based on the estimated fair value of the awards on the date of grant. Stock-based compensation expense is recorded for awards issued to employees and non-employees at fair value with a corresponding increase in additional paid-in capital. Forfeitures for all types of awards are recognized when they occur.
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
RSUs granted under the Company’s 2023 Stock Option and Incentive Plan (the “2023 Plan”) are for shares of Series A common stock and are subject to service-based vesting conditions only. Compensation costs related to these awards are recognized using the straight-line method over the service period of the award. The fair value of each RSU grant is based on the fair value of the Company’s Series A common stock on the date of grant, or, if modified, the date of modification.
The Company has granted PSUs under the 2023 Plan that are for shares of Series A common stock and are subject to service-based and performance-based vesting conditions. Compensation costs related to these awards are recognized using the graded vesting attribution method over the requisite service period when it becomes probable that the performance target will be achieved. The fair value of each PSU grant subject to service-based and performance-based vesting conditions is based on the fair value of the Company’s Series A common stock on the date of grant, or, if modified, the date of modification.
The Company has additionally granted PSUs under the 2023 Plan that are for shares of Series A common stock and are subject to service-based and market-based vesting conditions. Compensation costs related to these awards are recognized using the graded vesting attribution method over the requisite service period. The fair value of each PSU grant subject to service-based and market-based vesting conditions is estimated using a Monte Carlo simulation.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash equivalents of $376.1 million and $325.9 million, respectively, in money market funds.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2026 and December 31, 2025, the Company had a current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash as of March 31, 2026 and December 31, 2025 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$984,590	$1,064,875
Restricted cash - current	738	738
Total cash, cash equivalents, and restricted cash	$985,328	$1,065,613
As of March 31, 2026, $150.0 million of the $984.6 million cash and cash equivalents detailed above was held in a high yield notice deposit account requiring 31 days’ notice for withdrawal.

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
3. Revenue Recognition

Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$103,245	$64,497
Plus: Billings during the period	366,253	291,517
Less: Revenue recognized during the period	(358,005)	(279,827)
Balance at end of the period	$111,493	$76,187
For the three months ended March 31, 2026 and March 31, 2025, revenue recognized from amounts included in deferred revenue at the beginning of the period was $89.7 million and $56.9 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of March 31, 2026, the Company’s remaining performance obligations are $275.8 million, of which $256.7 million is expected to be recognized within the next twelve months and $19.1 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $2.3 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$376,147	$—	$—	$376,147
Total	$376,147	$—	$—	$376,147

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$325,904	$—	$—	$325,904
Total	$325,904	$—	$—	$325,904

As of March 31, 2026 and December 31, 2025, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.
As of March 31, 2026 and December 31, 2025, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	March 31, 2026	December 31, 2025
Capitalized internal-use software	$53,651	$49,430
Office equipment	8,971	7,630
Computer equipment	12,261	11,385
Furniture and fixtures	14,519	14,144
Leasehold improvements	59,092	50,488
Construction-in-progress	3,964	9,109
Total property and equipment	152,458	142,186
Less accumulated depreciation and amortization	(68,000)	(61,845)
Total property and equipment, net	$84,458	$80,341
Depreciation and amortization expense related to property and equipment, inclusive of amortization expense associated with capitalized internal-use software development costs, was approximately $6.6 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively. On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $1.2 million and $0.6 million in depreciation expense for the three months ended March 31, 2026 and 2025, respectively, and an immaterial impact on basic and diluted net loss per share attributable to Series A and Series B common stockholders.
During the three months ended March 31, 2026 and 2025, the Company capitalized $4.4 million and $6.1 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $3.5 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

	As of,
	March 31, 2026	December 31, 2025
Accrued compensation and employee related costs	$55,030	$65,230
Accrued sabbatical	5,120	4,458
Accrued value added tax	983	948
Other accrued taxes	6,324	8,691
Accrued cost of revenue	23,299	22,609
Accrued professional services	4,415	3,742
Accrued marketing	6,396	4,597
Accrued occupancy costs	6,969	9,262
Other accrued expenses	5,435	5,622
Total accrued expenses	$113,971	$125,159

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of March 31, 2026 and December 31, 2025, were $875.2 million and $929.2 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at March 31, 2026 and December 31, 2025, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$6,997	$5,775
Short-term lease cost	647	252
Total lease cost	$7,644	$6,027

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

	As of,
	March 31, 2026	December 31, 2025
Operating lease ROU assets	$96,135	$101,126
Operating lease liabilities, current	23,969	24,757
Operating lease liabilities, non-current	93,238	95,991
Total lease liabilities	$117,207	$120,748

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities, net of tenant incentives received	$5,546	$4,422
ROU assets recognized for new leases and amendments (non-cash)	$—	$51,602

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Other information related to leases is as follows:

	As of,
	March 31, 2026	December 31, 2025
Weighted average remaining lease term	6.4 years	6.6 years
Weighted average discount rate	6.73%	6.71%
Future undiscounted annual cash flows for the Company’s operating leases as of March 31, 2026 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2026	$19,935
2027	19,860
2028	20,863
2029	20,769
2030	21,054
Thereafter	42,720
Total future undiscounted lease payments	145,201
Less imputed interest	(27,994)
Total lease liabilities	$117,207
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of March 31, 2026.

9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025, are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company’s effective tax rate was 15.7% and 7.0% for the three months ended March 31, 2026 and 2025, respectively. The current period tax expense reflects increase in foreign operations.

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

The Organization for Economic Cooperation and Development (“OECD”) introduced an international tax framework that provides for a global minimum tax of 15% for large multinational companies. The framework and guidance do not have a material impact on our effective rates for income taxes or cash taxes paid, due to the safe harbor relief during the transition period. We continue to closely monitor developments.
10. Common Stock and Stockholders’ Equity

Common Stock Warrants

On July 28, 2022, the Company granted warrants to purchase up to 15,743,174 shares of Series B common stock in connection with the collaboration agreement and strategic partnership with Shopify as compensation for marketing services.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the warrants activity during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2026	2,410,676	$0.01	6.58
Granted	—	—	—
Exercised	(344,383)	0.01	6.49
Cancelled	—	—	—
Warrants outstanding at March 31, 2026	2,066,293	$0.01	6.33
During the three months ended March 31, 2026, 344,383 warrants vested. The Company has no vested but not exercised warrants outstanding as of March 31, 2026. During the three months ended March 31, 2025, 344,382 warrants vested.

Share Repurchase Authorization

On March 2, 2026, the Company announced that its board of directors (the “Board of Directors”) authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $500.0 million of its issued and outstanding shares of Series A common stock with no expiration date. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. As part of the Share Repurchase Program, the Company entered into an accelerated share repurchase (the “ASR Agreement”) with a third-party investment bank (the “Dealer”) to repurchase $100.0 million of shares of its Series A common stock. Under the ASR Agreement, on March 3, 2026, the Company paid the Dealer $100.0 million and received an initial delivery of 4,307,869 shares of Series A common stock at a price of $18.87 per share. The shares received upon initial delivery were recorded as treasury stock, resulting in a reduction to stockholders’ equity. The share repurchase pursuant to the ASR Agreement resulted in an estimated excise tax liability of $0.8 million, which was recorded as a cost of the repurchase transaction and reflected as a reduction to stockholders’ equity. The remaining portion to be repurchased pursuant to the ASR Agreement represents a forward contract indexed to the Company’s own stock and will be recorded as additional-paid-in capital as a reduction to stockholders’ equity.

The final number of shares to be repurchased will be based on the volume-weighted average price of Series A common stock on specified dates during the term of the ASR Agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Upon settlement, the Dealer may deliver additional shares of Series A common stock to the Company, or in certain circumstances, the Company may be required to deliver shares to the Dealer. The final settlement of the ASR Agreement is expected to be completed no later than the second quarter of 2026. As of March 31, 2026, approximately $400.0 million remained available for repurchase under the Share Repurchase Program.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
The Company has outstanding awards issued under the 2015 Plan and the 2023 Plan. Both plans provide for the grant of various types of stock-based compensation awards including, but not limited to, RSUs, PSUs, ISOs, NSOs, and RSAs. During the three months ended March 31, 2026, the Company granted RSUs and PSUs under the 2023 Plan. During the three months ended March 31, 2025, the Company solely granted RSUs under the 2023 Plan. As of March 31, 2026, the Company’s authorized common stock includes 90,087,037 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 62,482,311 shares are available for future grants.
Restricted Stock Units

During the three months ended March 31, 2026, the Company granted RSUs to employees under the 2023 Plan. RSUs granted under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2023 Plan, for a period of 3 years or 4 years. Generally, RSUs vest quarterly over a 3 year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years.

Performance Stock Units

During the three months ended March 31, 2026, the Company granted PSUs to key executives under the 2023 Plan. Of the PSUs granted under the 2023 Plan, 26,737 awards vest upon achievement of a specified financial performance target and are subject to continuous service throughout the applicable vesting date. These PSUs include a one-year performance period within a one-year vesting period. The fair value of these PSUs is the closing price of the Company's common stock on the grant date of the award and stock-based compensation cost is recognized, using the graded vesting attribution method over the requisite service period, when it becomes probable that the performance target will be achieved. The aggregate fair value of these PSUs granted during the three months ended March 31, 2026 was $0.5 million. As of March 31, 2026, the Company has determined that achievement of the performance target is not yet probable. Accordingly, no compensation expense has been recognized related to these PSUs during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company additionally granted 1,193,238 PSUs that will vest in up to four tranches over a five-year measurement period, subject to the achievement of specified performance targets tied to the trading price of the Company’s Series A common stock and continuous service through the applicable vesting date. Each tranche of PSUs will vest only if the trading price of the Company’s Series A common stock closes at or above a specified dollar value for a period of at least sixty consecutive calendar days during the applicable measurement period. The stock price targets for tranches 1 through 4 are $40.00, $55.00, $70.00, and $85.00 per share, respectively, subject to proportionate adjustment in the event of any stock split or other similar change in the Company’s capital stock. The fair value of these PSUs is estimated on the grant date using a Monte Carlo simulation model and stock-based compensation cost is recognized using the graded vesting attribution method over the requisite service period. The aggregate fair value of these PSUs granted during the three months ended March 31, 2026 was $19.0 million. During the three months ended March 31, 2026, the Company recognized $1.8 million of stock-based compensation expense related to these PSUs.

Employee Stock Purchase Plan

On August 24, 2023, the Board of Directors adopted the ESPP. As of March 31, 2026, the Company reserved 13,712,401 shares of Series A common stock for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense related to the ESPP of $1.9 million and $1.4 million, respectively. As of March 31, 2026,

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
$3.6 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.75 years.
There were no shares of Series A common stock issued under the ESPP during the three months ended March 31, 2026 and 2025.

Modifications
During the three months ended March 31, 2026, there were no material modifications related to share based awards.
During the three months ended March 31, 2025, the Company provided nine terminated employees with accelerated vesting on the service-based vesting condition of 24,134 RSUs. The Company recorded incremental stock-based compensation expense of $0.8 million resulting from the modifications.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$2,098	$1,757
Selling and marketing	10,520	12,097
Research and development	16,985	16,188
General and administrative	12,200	8,285
Stock-based compensation, net of amounts capitalized	41,803	38,327
Capitalized stock-based compensation expense	854	1,107
Total stock-based compensation expense	$42,657	$39,434

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Earnings Per Share
Basic net income (loss) per share attributable to Series A and Series B common stockholders is computed by dividing the net income (loss) by the number of weighted-average outstanding common shares. Diluted net income (loss) per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its warrants, Investment Option, RSUs, PSUs, stock options, and ESPP shares as potential common equivalents. The Company uses the treasury stock method for calculating any potential dilutive effect of its potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders for the three months ended March 31, 2025 as the Company was in a net loss position and their effect was antidilutive.
On March 3, 2026, the Company received an initial delivery of 4,307,869 shares of Series A common stock as part of the ASR Agreement entered into with the Dealer, which reduced weighted-average shares outstanding from the date of delivery for the purposes of computing basic and diluted earnings per share for three months ended March 31, 2026. The forward component of the ASR Agreement remained unsettled as of March 31, 2026 and was evaluated as a participating security under the two-class method. As the contract was determined to be antidilutive for the three months ended March 31, 2026, the related shares have been excluded from the computation of diluted earnings per share.
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
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Series A and Series B common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net income (loss) per share attributable to Series A and Series B common stockholders, basic:
Numerator:
Net income (loss)	$9,038	$(14,089)
Denominator:
Weighted-average shares, basic	304,343,623	274,198,213
Net income (loss) per share attributable to Series A and Series B common stockholders, basic	$0.03	$(0.05)

Net income (loss) per share attributable to Series A and Series B common stockholders, diluted:
Numerator:
Net income (loss)	$9,038	$(14,089)
Denominator:
Weighted-average shares, diluted	305,801,451	274,198,213
Net income (loss) per share attributable to Series A and Series B common stockholders, diluted	$0.03	$(0.05)

The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of March 31,
	2026	2025
Warrants outstanding	2,066,293	3,443,822
Investment Option	15,743,174	15,743,174
RSUs and PSUs outstanding	21,527,931	20,026,174
Options outstanding	—	24,242,288
ESPP	774,123	325,602
Total	40,111,521	63,781,060

13. Segment Information and Geographic Data
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Co-Chief Executive Officer, Andrew Bialecki. The Company has determined that it operates in one operating segment and one reportable segment as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
The key measure of segment profit or loss that the CODM uses to make operating decisions, allocate resources and evaluate financial performance is the Company’s consolidated net income (loss), as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Net income (loss) is used to plan and forecast for future periods, design and implement key marketing strategies, expand into new markets, and launch new products. Significant expense categories regularly provided to the CODM are those disclosed in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Americas:
United States	$209,451	$171,899
Other Americas (1)	17,363	13,595
APAC (1)(2)	37,097	28,262
EMEA (1)(3)
United Kingdom	35,949	27,528
Other EMEA (4)	58,145	38,543
Total Revenue	$358,005	$279,827
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	March 31, 2026	December 31, 2025
Americas
United States	$172,822	$171,140
APAC (1)	1,110	1,402
EMEA (2)
United Kingdom	6,250	8,615
Other (3)	411	310
Total Long-lived assets	$180,593	$181,467
(1) Asia-Pacific
(2) Europe, the Middle East and Africa
(3) No other country in this geographic region represented more than 10% of the Company’s long-lived assets for the periods presented

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A within this Quarterly Report on Form 10-Q.

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 196,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data, intelligence, and action layers into one vertically-integrated solution with advanced machine learning and AI capabilities and over 350 integrations, enabling businesses to create and store unified consumer profiles, derive new insights, and rapidly segment their consumers.
Klaviyo began as a database designed for speed, flexibility, and unlimited data storage. The Klaviyo Data Platform (“KDP”) generates unified, highly granular consumer profiles populated with data from customers’ own systems and over 350 third-party integrations, and provides customers user-friendly ways to track new types of data, sync data in and out of Klaviyo at scale, and drive revenue growth. Building upon our robust data infrastructure, we developed tools, initially focusing on marketing automation, where we revolutionized email practices. Our innovation shifted the industry paradigm away from batch and blast practices with a fast, data-rich marketing tool. In addition to our email offering, we now incorporate text messaging and WhatsApp channels, Reviews, Marketing Agent, Klaviyo Service, Klaviyo Analytics, and others.
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
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we have also seen organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. As of March 31, 2026, our platform had efficiently scaled to over 196,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.

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

International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. In 2026, we further expanded our North American presence by adding operations in Canada. We have already experienced significant growth with international sales outside of the Americas accounting for 36.6% of our revenue for the three months ended March 31, 2026. We also continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer text messaging capabilities in more than 20 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish, Italian, Dutch, Swedish, Spanish (Mexico), and Polish. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
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

As of March 31, 2026, we had 4,175 customers generating over $50,000 of ARR, compared to 3,030 customers generating over $50,000 of ARR as of March 31, 2025, representing growth of 38% year-over-year.
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

As of March 31, 2026 and 2025, our NRR was 110% and 108%, respectively. The increase in this metric from March 31, 2025 to March 31, 2026 was largely driven by expansion of existing customer plans and cross-selling additional offerings.

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
The Organization for Economic Cooperation and Development (“OECD”) introduced an international tax framework that provides for a global minimum tax of 15% for large multinational companies. The framework and guidance do not have a material impact on our effective rates for income taxes or cash taxes paid, due to the safe harbor relief during the transition period. We continue to closely monitor developments.
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

	Three Months Ended March 31,
	2026	2025
($ in thousands)
Consolidated Statements of Operations
Revenue	$358,005	$279,827
Cost of revenue(1)	89,112	67,700
Gross profit	268,893	212,127
Operating expenses:
Selling and marketing(1)	134,055	123,527
Research and development(1)	80,032	69,349
General and administrative(1)	53,061	43,001
Total operating expenses	267,148	235,877
Operating income (loss)	1,745	(23,750)
Other income:
Other expense, net	(436)	(664)
Interest income	9,411	9,259
Total other income, net	8,975	8,595
Income (loss) before income taxes	10,720	(15,155)
Provision (benefit) for income taxes	1,682	(1,066)
Net income (loss)	$9,038	$(14,089)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$2,098	$1,757
Selling and marketing	10,520	12,097
Research and development	16,985	16,188
General and administrative	12,200	8,285
Stock-based compensation, net of amounts capitalized	41,803	38,327
Capitalized stock-based compensation expense	854	1,107
Total stock-based compensation expense	$42,657	$39,434
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025

Revenue	100.0%	100.0%
Cost of revenue	24.9	24.2
Gross profit	75.1	75.8
Operating expenses:
Selling and marketing	37.4	44.1
Research and development	22.4	24.8
General and administrative	14.8	15.4
Total operating expenses	74.6	84.3
Operating income (loss)	0.5	(8.5)
Other income:
Other expense, net	(0.1)	(0.2)
Interest income	2.6	3.3
Total other income, net	2.5	3.1
Income (loss) before income taxes	3.0	(5.4)
Provision (benefit) for income taxes	0.5	(0.4)
Net income (loss)	2.5%	(5.0)%

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue	$358,005	$279,827	$78,178	27.9%
Revenue for the three months ended March 31, 2026 increased by $78.2 million or 27.9%, to $358.0 million compared to $279.8 million for the three months ended March 31, 2025. The increase was due to new business, including new customers, geographic expansion, expanded usage of our platform, including our text messaging and WhatsApp messaging channels, and new offerings. For the three months ended March 31, 2026, sales to existing customers accounted for approximately 44% of the increase in revenue while approximately 56% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Cost of revenue	$89,112	$67,700	$21,412	31.6%
Cost of revenue for the three months ended March 31, 2026 increased by $21.4 million or 31.6%, to $89.1 million compared to $67.7 million for the three months ended March 31, 2025. This was primarily due to an increase of approximately $11.7 million in outbound communication sending costs on behalf of our customers, driven by increased text message and WhatsApp usage, $3.5 million in salaries and related personnel expenses as a result of an increase in salaries, allocatable costs, and increased target bonus percentages for our Company-wide bonus program in 2026, $2.7 million in cloud-based infrastructure costs, $1.9 million in amortization from capitalized software costs, and $1.2 million in technology expenses.
Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Gross profit	$268,893	$212,127	$56,766	26.8%
Gross profit for the three months ended March 31, 2026 increased by $56.8 million or 26.8%, to $268.9 million compared to $212.1 million for the three months ended March 31, 2025. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Selling and Marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Selling and marketing	$134,055	$123,527	$10,528	8.5%
Selling and marketing expenses for the three months ended March 31, 2026 increased by $10.5 million or 8.5%, to $134.1 million compared to $123.5 million for the three months ended March 31, 2025. This increase was primarily due to an increase of approximately $10.4 million in salaries and related personnel expenses as a result of increased salaries as well as a bonus plan change to increase target bonus percentages, $1.7 million in partnership-related expenses across our ecosystem, and $1.6 million in professional services, partially offset by a decrease of $2.2 million related to timing of marketing campaigns and $1.6 million in stock-based compensation driven by forfeitures of unvested equity awards and the completion of vesting of certain equity awards.
Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Research and development	$80,032	$69,349	$10,683	15.4%
Research and development costs for the three months ended March 31, 2026 increased by $10.7 million or 15.4%, to $80.0 million compared to $69.3 million for the three months ended March 31, 2025. This increase was primarily due to an increase of approximately $4.8 million in salaries and related personnel expenses as a result of increased allocatable costs and a bonus plan change to increase target bonus percentages and $4.5 million in technology expenses.
General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
General and administrative	$53,061	$43,001	$10,060	23.4%
General and administrative expenses for the three months ended March 31, 2026 increased by $10.1 million or 23.4%, to $53.1 million compared to $43.0 million for the three months ended March 31, 2025. This increase was primarily due to an increase of approximately $3.9 million in stock-based compensation from the vesting of RSUs, $2.1 million in technology expenses, $2.1 million in professional services, and $1.8 million in payment processing fees related to increased volume of customer transactions.
Other Expense, Net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Other expense, net	$(436)	$(664)	$228	(34.3)%

Other expense, net, for the three months ended March 31, 2026 decreased by $0.2 million or 34.3% to $(0.4) million compared to $(0.7) million for the three months ended March 31, 2025. This decrease was primarily due to favorable foreign exchange fluctuations.
Interest Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$9,411	$9,259	$152	1.6%

Interest income for the three months ended March 31, 2026 increased by an immaterial amount compared to the three months ended March 31, 2025.

Provision (benefit) for Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision (benefit) for income taxes	$1,682	$(1,066)	$2,748	(257.8)%

The Company recorded an income tax provision of $1.7 million for the three months ended March 31, 2026 compared to an income tax benefit of $(1.1) million for the three months ended March 31, 2025 representing a change of $2.7 million. This was primarily due to an increase in foreign operations.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity, including cash balances on hand and cash flows from operations.
Since our inception through March 31, 2026, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our IPO in September 2023. As of March 31, 2026, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $985.3 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $376.1 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of,
	March 31,	December 31,
	2026	2025
($ in thousands)
Cash	$984,590	$1,064,875
Restricted cash, current(1)	738	738
Accounts receivable, net of allowance for doubtful accounts	72,302	60,714
Deferred contract acquisition costs	33,588	29,634
Prepaid expenses and other current assets	55,273	50,115
Accounts payable	21,613	29,072
Accrued expenses	113,971	125,159
Operating lease liabilities	23,969	24,757
Deferred revenue	111,493	103,245
Total Working Capital	$875,445	$923,843
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

	Three Months Ended March 31,
	2026	2025
($ in thousands)
Net cash provided by (used in)
Operating activities	$34,279	$14,362
Investing activities	(15,716)	(7,741)
Financing activities	(98,848)	(37)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(80,285)	$6,584
Cash, cash equivalents, and restricted cash, beginning of period	1,065,613	882,587
Cash, cash equivalents, and restricted cash, end of period	$985,328	$889,171

Operating Activities
Net cash provided by operating activities of $34.3 million for the three months ended March 31, 2026 was primarily attributable to a net income of $9.0 million adjusted for non-cash charges of $78.8 million and net cash outflows of $53.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $41.8 million of stock-based compensation expense, $13.2 million of prepaid marketing expense amortization, $9.6 million of amortization related to deferred contract acquisition costs, $7.0 million of operating lease costs, and $6.3 million of depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $21.0 million increase in deferred contract acquisition costs related to higher sales commissions resulting from our increased revenues, $17.2 million decrease in accrued expenses and accounts payable due to timing of payments, a $12.2 million increase in accounts receivable due to an increase in customer billings, a $5.8 million increase in prepaid expenses and other assets, and a $5.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations. The cash outflow was offset by cash inflows primarily from a $8.2 million increase in deferred revenue resulting from increased billings for subscriptions.
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

Investing Activities
Net cash used in investing activities of $15.7 million for the three months ended March 31, 2026 consisted of $11.7 million purchases of property and equipment and $3.6 million of capitalized software development costs.
Net cash used in investing activities of $7.7 million for the three months ended March 31, 2025 consisted of $5.1 million of capitalized software development costs and $2.7 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $98.8 million for the three months ended March 31, 2026 and primarily consisted of approximately $100.0 million used for payments relating to the accelerated share repurchase and $2.8 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting offset by $3.2 million of proceeds from our employee stock purchase plan and $0.7 million of proceeds from the exercise of stock options.
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
Share Repurchase Authorization
On March 2, 2026, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $500.0 million of its issued and outstanding shares of Series A common stock. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. As part of the Share Repurchase Program, the Company entered into an accelerated share repurchase (the “ASR Agreement”) with a third-party investment bank (the “Dealer”) to repurchase $100.0 million of shares of its Series A common stock. Under the ASR Agreement, on March 3, 2026, the Company paid the Dealer $100.0 million and received an initial delivery of 4,307,869 shares of Series A common stock at a price of $18.87 per share, representing approximately 75% of the total value of shares to be received under the ASR Agreement. The shares received upon initial delivery were recorded as treasury stock, resulting in a reduction to stockholders’ equity. The remaining portion to be repurchased under the ASR Agreement represents a forward contract indexed to the Company's own stock and will be recorded as additional-paid-in capital as a reduction to stockholders’ equity.
The final number of shares to be repurchased pursuant to the ASR Agreement will be based on the volume-weighted average price of Series A common stock on specified dates during the term of the ASR Agreement, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR Agreement. Upon settlement, the Dealer may deliver additional shares of Series A common stock to the Company, or in certain circumstances, the Company may be required to deliver shares to the Dealer. The final settlement of the transaction is expected to be completed no later than the second quarter of 2026. As of March 31, 2026, approximately $400.0 million remained available for repurchase under the Share Repurchase Program.
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of March 31, 2026 were $145.2 million, with $24.6 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of March 31, 2026 were $875.2 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026.
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

Interest Rate Risk

We had cash of $985.3 million as of March 31, 2026, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2026, we had no debt, and therefore no potential market risk for interest expense.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $358.0 million and $279.8 million for the three months ended March 31, 2026 and 2025, respectively, representing a growth rate of 27.9%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market and enterprise businesses, and the cross-selling of our text messaging offering alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown significantly in recent years, reaching 2,333 employees as of March 31, 2026. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. In 2026, we further expanded our North American presence by adding operations in Canada. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 93,000 as of March 31, 2025 to approximately 110,000 as of March 31, 2026. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products, features, and messaging channels we offer (such as Reviews, Marketing Analytics, Advanced KDP, Marketing Agent, Customer Agent, Customer Hub, Helpdesk, and AI features, as well as additional messaging channels like text messaging, mobile push, and WhatsApp) and the usage and amount of data that our platform and associated infrastructure support. This growth in our business has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
As of December 31, 2025, approximately 77.9% of our ARR was derived from customers who also use Shopify Inc.’s (and together with certain affiliates, “Shopify”) platform, while only approximately 7.4% of our new ARR in 2025 was derived from customers that came to us through the Shopify app store. Shopify also helps to promote our brand by referring new customers to us, and under our partnership with Shopify, we are the recommended email solution for Shopify Plus customers globally. Any disruption to the functionality of our integration with Shopify, including our removal from their app store, could create delays in data synchronization for our customers and adversely affect the customer experience. Further, if Shopify is unable or unwilling to continue to integrate with our platform for any reason, or if our products or our platform no longer integrate with Shopify’s platform, our customers that use Shopify’s eCommerce platform could be required to switch to another eCommerce platform in order to continue using our platform and our products. However, the termination or degradation of our integration with Shopify could cause us to lose customers if these customers do not transition to a new eCommerce platform, or if they transition to a platform that does not integrate with our platform. We also have integrations with other third-party eCommerce platforms, such as BigCommerce, Centra, Magento, Nuvemshop, PrestaShop, Salesforce Commerce Cloud, Shopware, Square, Wix, and WooCommerce, and some of our customers transition from one third-party eCommerce platform to another while remaining on our platform. Further, diversifying our contractual relationships and operations with other platforms could increase the complexity of our operations and lead to increased costs. The current term of our agreement with Shopify expires in 2029, and Shopify could refuse to renew such agreement or renegotiate such agreement on terms that are neither favorable to us nor commercially reasonable. If our agreement with Shopify is not renewed, if there are any disruptions to our Shopify integration or if we are unsuccessful in maintaining our relationship with Shopify, for any reason, including actual or perceived competing offerings, the utility of and demand for our platform and our products could decline, and our business, financial condition, and operating results could be materially and adversely affected.
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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to public health crises, labor shortages, supply chain disruptions, inflation, government shutdowns, geopolitical developments (such as the recent U.S. and Israeli military action in Iran, the Russia-Ukraine conflict, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy or the introduction of tariffs causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Increased tariff rates could adversely affect our customers’ and suppliers’ businesses and in turn adversely impact our business and usage of our platform, including customers requesting discounts on our products and services and/or delaying their purchasing decisions. In addition, the imposition of taxes that target U.S. service providers, such as us, could directly increase the prices that our customers pay and adversely affect our business, and changes or uncertainties in U.S. trade policies toward foreign countries could create unfavorable economic conditions that may adversely affect our operations and growth. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described elsewhere in this section as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
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
We incurred net losses of $31.8 million and $46.1 million in the fiscal years ended December 31, 2025 and 2024, respectively, net income of $9.0 million during the three months ended March 31, 2026, and net losses $14.1 million during the three months ended March 31, 2025. We are not certain whether we will be able to maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
For the years ended December 31, 2025 and 2024, and the three months ended March 31, 2026, our research and development expenses were 23.6%, 25.4% and 22.4% of our revenue, respectively. Research and development projects can be technically challenging and expensive, and require specialized personnel and significant computing infrastructure, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing and integrate resource-intensive technologies, such as AI and machine learning. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as text messaging, by maintaining efficiency. These investments may adversely affect our operating margins and short-term profitability, and we may not realize the expected benefits. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, growth prospects, and results of operations.
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
Our success depends upon the continued service and contributions of our executive officers. We rely on our leadership team for research and development, marketing, sales, services, and general and administrative functions, and on mission-critical individual contributors. In particular, we depend on the vision, skills, experience, and effort of our co-founder and co-CEO, Andrew Bialecki and our co-CEO, Chano Fernández. From time to time, our executive management team has changed and may continue to change due to the hiring or departure of executives, which could disrupt our business. We do not maintain key person life insurance policies on any of our employees, so the loss of one or more of our executive officers or key employees (including any limitation on the performance of their duties or short-term or long-term absences as a result of illness or disability) could adversely affect our business.
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
Many of our key personnel are vested in a substantial amount of shares of our Series A common stock, Series B common stock, restricted stock units (“RSUs”), and/or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs or performance stock units (“PSUs”) or options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise price of the options or grant date values of the RSUs or PSUs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our Series A common stock. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three months ended March 31, 2026, we derived 41.5% of our revenue from customer accounts outside of the United States. We currently have international offices in the United Kingdom, Australia, Ireland, Singapore, and France, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
•the impact of the Share Repurchase Program on the trading price of our Series A common stock;
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
Our business depends on our ability to send consumer engagement messages, including emails, text messages and WhatsApp messages, and mobile and web notifications, and any significant disruption in service with our third-party providers or on mobile operating systems could result in a loss of customers or less effective consumer-brand engagement, which could harm our business, financial condition, and results of operations.
Our brand, reputation, and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, text messages and WhatsApp messages, and we largely depend on third-party services to deliver these consumer engagement messages. Any incident broadly affecting the interaction of third-party devices with our platform, including any delays or interruptions in these services that could cause delays to emails, text messages and WhatsApp messages, could adversely affect our business. Similarly, cybersecurity events could result in a disruption to such third-party’s services, including regulatory investigations, reputational damage, and a loss of sales and customers, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting a third-party service could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, result in a breach under our agreements with our customers, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations
We depend in part on mobile operating systems and their respective infrastructures to send consumer engagement messages through various applications that utilize our platform. As new email, mobile devices, and mobile and web platforms are released, existing email, mobile devices, and platforms may cease to support our platform or effectively roll out updates to our customers’ applications. Any changes in these systems or platforms that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. The parties that control the operating systems for mobile devices and mobile, web, and email platforms have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality consumer engagement, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers choose to use products or platforms that do not support our platform, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the email or mobile industries that permit such interoperability. If we are unable to adapt to changes in popular operating systems and platforms, we expect that our customer retention and customer growth would be adversely affected.
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
We currently conduct our operations in the United Kingdom, Australia, and Ireland, and other jurisdictions through subsidiaries. Our intercompany arrangements with those subsidiaries are subject to complex transfer pricing regulations administered by taxing authorities in those jurisdictions, and these taxing authorities may challenge our methodologies for our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. In addition, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under applicable laws. The relevant revenue and taxing authorities may also disagree with positions we have taken generally. If any such disagreements were to occur (whether with the taxing authorities in jurisdictions where we currently do business or in those of jurisdictions where we may in the future operate) and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
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
Cyberattacks, denial-of-service attacks, ransomware attacks, business email compromises, account compromises, computer malware, viruses, and social engineering (including phishing attacks) are prevalent in our industry and our customers’ industries. In addition, we may experience cyberattacks, unavailable systems, unauthorized access to systems or data or disclosure due to wrongful conduct by insider employees or vendors, denial-of-service attacks, attacks from sophisticated nation-state and nation-state supported actors, attacks enhanced or facilitated by AI, and advanced persistent threat intrusions. Electronic security attacks designed to gain access to personal, sensitive, or confidential data are constantly evolving, and such attacks continue to grow in sophistication. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. While we believe we have taken reasonable steps to protect our data, the techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop cybersecurity incidents, data breaches or other compromises while they are occurring. Like many other companies in our industry, we and our third-party vendors have previously been, and may in the future become, the target and victim of cyberattacks by third parties seeking unauthorized access to our or our customers’ data, source code, or accounts or to disrupt our operations or ability to sell our products. Specifically, in two separate instances, in October 2024 and April 2026, an unknown, unauthorized third-party gained access to company source code, as well as other system and application credentials.
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
We have contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents or data breaches involving certain types of data. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward, and we may voluntarily choose to provide notifications even when not legally required, increasing our costs and reputational exposure. In addition, our agreements with certain customers may require us to notify them in the event of a cybersecurity incident or compromise or data breach. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.
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
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah have recently passed laws regulating the use of AI technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI technology in order to comply with these laws. For example, the Colorado AI Act, which is scheduled to take effect on June 30, 2026, requires deployers of certain AI systems to exercise reasonable care to avoid algorithmic discrimination, conduct impact assessments, implement consumer-facing transparency disclosures, and develop and maintain AI risk management policies and programs. Federal regulators have also issued guidance affecting the use of AI technology in regulated sectors. Recent federal executive actions have signaled support for a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” To date, these efforts have not resulted in federal preemption of state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, and most provisions of the legislation are scheduled to become effective on August 2, 2026. The AI Act, which may be amended or further clarified as part of the EU’s Digital Omnibus or related legislative initiatives, imposes significant obligations on providers and deployers of certain high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. We expect these legislative trends to continue, and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to the use of AI technology continues to change, there may be an increase in our operational and development expenses that could impact our ability to earn revenue from or utilize certain AI technology.
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
As the use of AI technology becomes more prevalent, we anticipate that it will continue to present new or unanticipated legal, reputational, technical, operational, ethical, competitive, and regulatory issues. We expect that our incorporation of AI technology in our business will require additional resources, including incurring additional costs, to develop and maintain our products, services, and features to minimize potentially harmful, unintended or other adverse consequences, to comply with existing and new laws and regulations, to maintain or extend our competitive position, and to address any legal, reputational, technical, operational, ethical, competitive, and regulatory issues that may arise as a result of any of the foregoing. Our vendors may also incorporate AI technology tools into their offerings, and the providers of these AI technology tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Bad actors around the world are also using increasingly sophisticated methods, including the use of AI technology, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Finally, our competitors or other third parties may incorporate AI technology into their products more quickly or more successfully than us, which could impair our ability to compete effectively. As a result, the challenges presented with our use of AI technology may result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely affect our business, financial condition, and results of operations.
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
•other events or factors, including those resulting from war (including the U.S. and Israeli military action in Iran and the Russia-Ukraine conflict), incidents of terrorism, public health crises, government shutdowns, tariffs, trade wars or trade conflicts, or elections and administration changes, or responses to these events;
•sales of additional shares of our Series A common stock by us or our directors, officers and principal stockholders; and
•our Share Repurchase Program, which may reduce trading volume, concentrate ownership among our directors, executive officers, and their respective affiliates, and impact the liquidity of our Series A common stock.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 64.6% of the voting power of our capital stock as of March 31, 2026. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 48.2% and 20.2%, respectively, of our Series B common stock and together 68.4% of our Series B common stock as of March 31, 2026. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our IPO, when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. The holders of our Series B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Additionally, the Share Repurchase Program may reduce our public float and further concentrate ownership among our directors, executive officers, and their affiliates. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders, and could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company.
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

The Share Repurchase Program could impact the trading price, liquidity, and ownership concentration of our Series A common stock.
The Share Repurchase Program may affect the trading price of our Series A common stock. Repurchases reduce the number of shares outstanding and the amount of stock available for trading, which could decrease our public float and overall liquidity. As a result, the trading price of our Series A common stock may become more volatile and investors may find it more difficult to buy or sell shares in the open market. In addition, the Share Repurchase Program may further concentrate ownership among our directors, executive officers, and their affiliates, which could increase their relative influence over corporate matters and limit the ability of other stockholders to affect the outcome of stockholder votes.
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
Sales of a substantial number of shares of our Series A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the trading price of our Series A common stock to decline and may make it more difficult for you to sell your shares of our Series A common stock at a time and price that you deem appropriate. For example, on May 16, 2025, our co-founder, co-

CEO, director and largest stockholder, Andrew Bialecki, sold 10,969,078 shares of our Series A common stock in a registered secondary offering to cover tax obligations related to the exercise of his expiring stock options. If Mr. Bialecki or any of our other directors, executive officers or principal stockholders were to sell a substantial portion of shares of our Series A common stock in the public market, whether in a single transaction or a series of transactions, the trading price of our Series A common stock could decline. While shares held by directors, executive officers, and other affiliates are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and various vesting agreements, we are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Series A common stock.
In addition, as of March 31, 2026, we had 1,436,350 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 798,969 shares of Series B common stock and 20,728,962 shares of Series A common stock subject to outstanding RSU and PSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. The market price of our Series A common stock could also be adversely affected by the vesting and settlement of RSUs and PSUs and the exercise of stock options, which may result in the sale of a significant number of shares to satisfy tax withholding obligations (commonly referred to as “sell-to-cover” transactions), creating short-term selling pressure.
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
Market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate The size of our addressable market depends on a number of factors, including the desire of businesses to differentiate themselves through digital customer engagement, partnership opportunities, changes in the competitive landscape, technological changes, data security and privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment, and changes in economic conditions. Our estimates and forecasts relating to the size and expected growth of our market may prove to be inaccurate. Our market opportunity estimates also assume that our customers will adopt our new products and expand their usage into new use cases. If these assumptions prove incorrect, our addressable market may be materially smaller than we have estimated. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all, which could cause the trading price of our Series A common stock to decline or be volatile.
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
On January 29, 2026, Shopify partially exercised the Shopify Warrants in cash for 344,383 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.83. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
Issuer Purchases of Equity Securities
Share repurchases of the Company’s Series A common stock for the three months ended March 31, 2026 were as follows:

	Shares Purchased as Part of Publicly Announced Programs			Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased
March 1, 2026 to March 31, 2026	4,307,869	$18.87	4,307,869	$400,000,000

(1) In March 2026, the Company’s Board of Directors authorized the Share Repurchase Program for the repurchase of shares of the Company’s Series A common stock, in an aggregate amount of up to $500 million of its issued and outstanding shares of Series A common stock with no expiration date. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans. On March 16, 2026, the Company adopted a 10b5-1 plan pursuant to which the Company can repurchase up to $400 million of its Series A common stock. The 10b5-1 plan expires on May 6, 2026. As part of the Share Repurchase Program the Company entered into the ASR Agreement, pursuant to which the Company provided the Dealer with a prepayment of $100 million and received an initial delivery of shares of Series A common stock representing a portion of the prepayment. All repurchases as of March 31, 2026 were made pursuant to the ASR Agreement. For more information, see Note 10. Common Stock and Stockholders’ Equity in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)

Securities Trading Plans of Directors or Executive Officers

During the three months ended March 31, 2026, one of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities, as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Chano Fernández	Co-Chief Executive Officer and Director	February 13, 2026	May 15, 2026	84,400	February 26, 2027

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Second Amended and Restated Bylaws of Klaviyo, Inc.	8-K	001-41806	3.1	December 9, 2025
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.5	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.2	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.3	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.3†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

KLAVIYO, INC.

Dated: May 5, 2026	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2026	By:	/s/ Luciano Fernández Gomez
	Name:	Luciano Fernández Gomez
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2026	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)