Form 10-Q
period 2026-06-30
Klaviyo, Inc.
filed 2026-08-05
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, there were 126,937,933 shares of the registrant’s Series A common stock and 157,789,504 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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
•economic and industry trends and other macroeconomic factors, such as fluctuating interest rates, inflation, tariffs, international trade disputes, and changes in U.S. and foreign laws and regulations, as well as the impact on our customer spending and consumer spending generally; and
•the impact of public health crises and financial, economic, and political events on our industry, business, and results of operations.

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
•The trading price of our Series A common stock may be volatile or may decline regardless of our operating performance; and
•The dual series structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Series B common stock, including our directors, executive officers, and their respective affiliates, and limiting or precluding your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$832,639	$1,064,875
Restricted cash	738	738
Accounts receivable, net of allowance for doubtful accounts	79,393	60,714
Deferred contract acquisition costs, current	37,768	29,634
Prepaid expenses and other current assets	57,869	50,115
Total current assets	1,008,407	1,206,076

Property and equipment, net	89,093	80,341
Right-of-use assets, net	92,793	101,126
Deferred contract acquisition costs, non-current	59,705	47,769
Prepaid marketing expense	122,600	132,849
Other non-current assets	11,571	12,443
Total assets	$1,384,169	$1,580,604

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,502	$29,072
Accrued expenses	140,761	125,159
Lease liabilities, current	23,325	24,757
Deferred revenue	119,539	103,245
Total current liabilities	322,127	282,233

Lease liabilities, non-current	90,600	95,991
Other non-current liabilities	4,418	5,820
Total liabilities	417,145	384,044

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 151,683,719 and 144,262,443 shares issued at June 30, 2026, and December 31, 2025, respectively; 131,203,855 and 144,262,443 outstanding at June 30, 2026, and December 31, 2025, respectively.	131	144
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 157,806,279 and 159,899,668 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	158	160
Treasury stock: $0.001 par value; 20,479,864 and 0 shares held at June 30, 2026 and December 31, 2025, respectively	20	—
Additional paid-in capital	1,843,479	2,073,209
Accumulated deficit	(876,764)	(876,953)
Total stockholders’ equity	967,024	1,196,560

Total liabilities and stockholders’ equity	$1,384,169	$1,580,604

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$370,576	$293,117	$728,581	$572,944
Cost of revenue	101,474	71,236	190,586	138,936
Gross profit	269,102	221,881	537,995	434,008
Operating expenses:
Selling and marketing	139,300	126,632	273,355	250,159
Research and development	91,932	72,459	171,964	141,808
General and administrative	52,833	54,116	105,894	97,117
Total operating expenses	284,065	253,207	551,213	489,084
Operating loss	(14,963)	(31,326)	(13,218)	(55,076)
Other income:
Other expense	(505)	(898)	(941)	(1,562)
Interest income	8,362	9,743	17,773	19,002
Total other income, net	7,857	8,845	16,832	17,440
(Loss) income before income taxes	(7,106)	(22,481)	3,614	(37,636)
Provision for income taxes	1,743	1,800	3,425	734
Net (loss) income	(8,849)	(24,281)	189	(38,370)
Comprehensive (loss) income	$(8,849)	$(24,281)	$189	$(38,370)

Net (loss) income per share attributable to Series A and Series B common stockholders
Basic	$(0.03)	$(0.09)	$—	$(0.14)
Diluted	$(0.03)	$(0.09)	$—	$(0.14)

Weighted average common shares outstanding
Basic	296,851,806	284,928,388	300,597,853	279,674,052
Diluted	296,851,806	284,928,388	301,908,020	279,674,052

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Treasury Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of March 31, 2025	94,574,036	$95	180,983,334	$181	—	$—	$1,922,930	$(859,274)	$1,063,932
Issuance of common stock upon exercise of common stock options	—	—	21,664,082	22	—	—	567	—	589
Issuance of common stock upon vesting of restricted stock units	1,213,329	1	713,692	1	—	—	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,382	—	—	—	4	—	4
Issuance of common stock under the employee stock purchase plan	275,800	—	—	—	—	—	6,093	—	6,093
Vested warrants related to collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	46,884	—	46,884
Tax withholdings on settlement of stock-based awards	(69,484)	—	(63,987)	—	—	—	(4,569)	—	(4,569)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	20,884,249	21	(20,884,249)	(21)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,281)	(24,281)
Balance as of June 30, 2025	116,877,930	$117	182,757,254	$183	—	$—	$1,980,007	$(883,555)	$1,096,752

Balance as of March 31, 2026	144,081,867	$144	158,456,935	$158	4,307,869	$4	$2,021,068	$(867,915)	$1,153,459
Issuance of common stock upon exercise of common stock options	—	—	38,995	—	—	—	83	—	83
Issuance of common stock upon vesting of restricted stock units	1,806,158	2	263,207	—	—	—	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,381	1	—	—	3	—	4
Issuance of common stock under the employee stock purchase plan	309,821	—	—	—	—	—	3,978	—	3,978
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	52,440	—	52,440
Tax withholdings on settlement of stock-based awards	(105,708)	—	(13,527)	—	—	—	(2,079)	—	(2,079)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	1,283,712	1	(1,283,712)	(1)	—	—	—	—	—
Share repurchases, inclusive of costs to acquire	(16,171,995)	(16)	—	—	16,171,995	16	(240,112)	—	(240,112)
Net loss	—	—	—	—	—	—	—	(8,849)	(8,849)
Balance as of June 30, 2026	131,203,855	$131	157,806,279	$158	20,479,864	$20	$1,843,479	$(876,764)	$967,024

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (cont.)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Treasury Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2025	88,956,301	$89	183,801,332	$184	—	$—	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	22,584,809	23	—	—	1,442	—	1,465
Issuance of common stock upon vesting of restricted stock units	2,098,709	2	1,456,112	2	—	—	(4)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	688,764	—	—	—	7	—	7
Issuance of common stock under the employee stock purchase plan	275,800	—	—	—	—	—	6,093	—	6,093
Vested warrants related to collaboration agreement	—	—	—	—	—	—	16,200	—	16,200
Stock-based compensation expense	—	—	—	—	—	—	86,318	—	86,318
Tax withholdings on settlement of stock-based awards	(116,659)	—	(109,984)	—	—	—	(8,948)	—	(8,948)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	25,663,779	26	(25,663,779)	(26)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(38,370)	(38,370)
Balance as of June 30, 2025	116,877,930	$117	182,757,254	$183	—	$—	$1,980,007	$(883,555)	$1,096,752

Balance as of January 1, 2026	144,262,443	$144	159,899,668	$160	—	$—	$2,073,209	$(876,953)	$1,196,560
Issuance of common stock upon exercise of common stock options	—	—	828,624	1	—	—	797	—	798
Issuance of common stock upon vesting of restricted stock units	3,018,982	3	771,485	—	—	—	(4)	—	(1)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	688,764	1	—	—	6	—	7
Issuance of common stock under the employee stock purchase plan	309,821	—	—	—	—	—	3,978		3,978
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	16,200	—	16,200
Stock-based compensation expense	—	—	—	—	—	—	95,097	—	95,097
Tax withholdings on settlement of stock-based awards	(201,018)	—	(88,771)	—	—	—	(4,879)	—	(4,879)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	4,293,491	4	(4,293,491)	(4)	—	—	—	—	—
Share repurchases, inclusive of costs to acquire	(20,479,864)	(20)	—	—	20,479,864	20	(340,925)	—	(340,925)
Net income	—	—	—	—	—	—	—	189	189
Balance as of June 30, 2026	131,203,855	$131	157,806,279	$158	20,479,864	$20	$1,843,479	$(876,764)	$967,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$189	$(38,370)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,610	8,712
Non-cash operating lease costs	14,251	12,395
Amortization of deferred contract acquisition costs	20,434	13,830
Amortization of prepaid marketing expense	26,449	26,449
Gain on derecognition of asset retirement obligation	—	(588)
Loss on disposal of property and equipment	156	419
Bad debt expense	989	1,536
Stock-based compensation expense	93,150	83,731
Changes in operating assets and liabilities:
Accounts receivable	(19,668)	(17,283)
Deferred contract acquisition costs	(40,504)	(22,628)
Prepaid expenses, prepaid taxes, and other assets	(6,405)	(4,504)
Accounts payable	12,325	9,204
Accrued expenses	11,030	(9,548)
Deferred revenue	16,294	18,214
Operating lease liabilities	(12,741)	(11,291)
Other non-current liabilities	(1,402)	(191)
Net cash provided by operating activities	128,157	70,087

Investing activities
Acquisition of property and equipment	(18,222)	(4,745)
Capitalization of software development costs	(8,004)	(10,303)
Purchase of other non-current assets	(505)	—
Net cash used in investing activities	(26,731)	(15,048)

Financing activities
Proceeds from exercise of common stock options	797	1,466
Proceeds from exercise of warrants	7	7
Employee taxes paid related to net share settlement of stock-based awards	(4,879)	(8,948)
Payments for share repurchases	(333,569)	—
Proceeds from employee stock purchase plan	3,982	6,103
Net cash used in financing activities	(333,662)	(1,372)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(232,236)	53,667
Cash, cash equivalents, and restricted cash, beginning of period	1,065,613	882,587
Cash, cash equivalents, and restricted cash, end of period	$833,377	$936,254
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,105	$2,960
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$16,200	$16,200
Capitalization of stock-based compensation expense related to internal use software	$1,947	$2,587
Non-cash acquisition of property and equipment through tenant incentives	$—	$969
Accrued excise tax on share repurchases	$3,356	$—
Accrued shares repurchased	$4,000	$—
Unpaid purchases of property and equipment	$6,223	$527

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and the related notes to such interim condensed consolidated financial statements are unaudited.
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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and six months ended June 30, 2026, the Company incurred $9.1 million and $18.0 million, respectively, related to fees paid under the revenue sharing agreement. During the three and six months ended June 30, 2025, the Company incurred $8.1 million and $16.0 million, respectively, related to fees paid under the revenue sharing agreement. As of June 30, 2026 and December 31, 2025, the Company had $3.1 million and $3.0 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively. As of June 30, 2026 and December 31, 2025, the Company had $3.0 million and $3.0 million, respectively, in accounts payable owed to Shopify for fees payable under the revenue sharing agreement.
During the three and six months ended June 30, 2026, the Company capitalized prepaid marketing expense of $8.1 million and $16.2 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. During the three and six months ended June 30, 2025, the Company capitalized prepaid marketing expense of $8.1 million and $16.2 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. For the three and six months ended June 30, 2026, the Company recorded marketing expense of $13.2 million and $26.4 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and six months ended June 30, 2025, the Company recorded marketing expense of $13.2 million and $26.4 million in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of June 30, 2026 and December 31, 2025, the Company’s prepaid marketing expense was $122.6 million and $132.8 million, respectively. As of

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026, there was $163.1 million of unrecognized marketing expense related to the warrants that will be recognized over 3.1 years. See Note 10. Common Stock and Stockholders’ Equity for further discussion of the warrants.

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
The Company has additionally granted PSUs under the 2023 Plan that are for shares of Series A common stock and are subject to service-based and market-based vesting conditions. Compensation costs related to these awards are recognized using the graded vesting attribution method over the requisite service period. The fair value of each PSU grant subject to service-based and market-based vesting conditions is estimated using a Monte Carlo simulation as of the date of the grant.
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash equivalents of $605.0 million and $325.9 million, respectively, in money market funds.
As of June 30, 2026 and December 31, 2025, the Company had a current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash as of June 30, 2026 and December 31, 2025 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$832,639	$1,064,875
Restricted cash - current	738	738
Total cash, cash equivalents, and restricted cash	$833,377	$1,065,613
As of June 30, 2026, $150.0 million of the $832.6 million cash and cash equivalents detailed above was held in a high yield notice deposit account requiring 31 days’ notice for withdrawal.

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The new guidance requires additional disclosure related to the disaggregation of income statement expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of this standard only impacts annual and quarterly disclosures and is not expected to have a material impact on the Company's consolidated financial statements.
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$111,493	$76,187	$103,245	$64,497
Plus: Billings during the period	378,622	299,641	744,875	591,158
Less: Revenue recognized during the period	(370,576)	(293,117)	(728,581)	(572,944)
Balance at end of the period	$119,539	$82,711	$119,539	$82,711
For the three and six months ended June 30, 2026, revenue recognized from amounts included in deferred revenue at the beginning of the period was $94.9 million and $97.5 million, respectively. For the three and six months ended June 30, 2025, revenue recognized from amounts included in deferred revenue from the beginning of the period was $64.5 million and $61.0 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of June 30, 2026, the Company’s remaining performance obligations are $310.1 million, of which $284.7 million is expected to be recognized within the next twelve months and $25.5 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $2.2 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$605,029	$—	$—	$605,029
Total	$605,029	$—	$—	$605,029

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$325,904	$—	$—	$325,904
Total	$325,904	$—	$—	$325,904

As of June 30, 2026 and December 31, 2025, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2026 and December 31, 2025, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	June 30, 2026	December 31, 2025
Capitalized internal-use software	$59,304	$49,430
Office equipment	9,786	7,630
Computer equipment	13,900	11,385
Furniture and fixtures	15,063	14,144
Leasehold improvements	60,046	50,488
Construction-in-progress	5,724	9,109
Total property and equipment	163,823	142,186
Less accumulated depreciation and amortization	(74,730)	(61,845)
Total property and equipment, net	$89,093	$80,341
Depreciation and amortization expense related to property and equipment, inclusive of amortization expense associated with capitalized internal-use software development costs, was approximately $7.1 million and $13.7 million for the three and six months ended June 30, 2026, respectively, and $3.9 million and $8.7 million for the three and six months ended June 30, 2025, respectively. On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $1.0 million and $2.2 million in depreciation expense for the three and six months ended June 30, 2026, respectively, and $1.8 million and $2.4 million in depreciation expense for the three and six months ended June 30, 2025, respectively, and an immaterial impact on basic and diluted net income (loss) per share attributable to Series A and Series B common stockholders.
During the three months ended June 30, 2026 and 2025, the Company capitalized $5.5 million and $6.7 million of internal-use software development costs, respectively. During the six months ended June 30, 2026 and 2025, the Company capitalized $9.9 million and $12.8 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $3.7 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $7.2 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	June 30, 2026	December 31, 2025
Accrued compensation and employee related costs	$63,918	$65,230
Accrued sabbatical	5,272	4,458
Accrued value added tax	933	948
Other accrued taxes	9,276	8,691
Accrued cost of revenue	33,290	22,609
Accrued professional services	3,643	3,742
Accrued marketing	7,573	4,597
Accrued occupancy costs	6,440	9,262
Other accrued expenses	10,416	5,622
Total accrued expenses	$140,761	$125,159

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of June 30, 2026 and December 31, 2025, were $816.6 million and $929.2 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at June 30, 2026 and December 31, 2025, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$7,254	$6,620	$14,251	$12,395
Short-term lease cost	300	260	947	512
Total lease cost	$7,554	$6,880	$15,198	$12,907

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	June 30, 2026	December 31, 2025
Operating lease ROU assets	$92,793	$101,126
Operating lease liabilities, current	23,325	24,757
Operating lease liabilities, non-current	90,600	95,991
Total lease liabilities	$113,925	$120,748

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for operating lease liabilities, net of tenant incentives received	$12,741	$10,322
ROU assets recognized for new leases and amendments (non-cash)	$2,021	$51,602

Other information related to leases is as follows:

	As of,
	June 30, 2026	December 31, 2025
Weighted average remaining lease term	6.2 years	6.6 years
Weighted average discount rate	6.70%	6.71%
Future undiscounted annual cash flows for the Company’s operating leases as of June 30, 2026 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2026	$13,771
2027	20,864
2028	20,863
2029	20,769
2030	21,054
Thereafter	42,720
Total future undiscounted lease payments	140,041
Less imputed interest	(26,116)
Total lease liabilities	$113,925
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of June 30, 2026.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net (loss) income and adjustments for discrete items in the period. The Company’s effective tax rates for the three months ended June 30, 2026 and 2025, and the six months ended June 30, 2025 are less than the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance in the U.S. The Company's effective tax rate for the six months ended June 30, 2026 differs from the U.S. federal statutory income tax rate of 21% due to changes in pre-tax income (loss). The Company’s effective tax rate was (24.5)% and (8.0)% for the three months ended June 30, 2026 and 2025, respectively, and the Company's effective tax rate was 94.8% and (2.0)% for the six months ended June 30, 2026 and 2025, respectively. The current period tax expense reflects an increase in foreign operations.

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

The following table summarizes the warrants activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2026	2,410,676	$0.01	6.58
Granted	—	—	—
Exercised	(688,764)	0.01	6.37
Cancelled	—	—	—
Warrants outstanding at June 30, 2026	1,721,912	$0.01	6.08
During the three and six months ended June 30, 2026, 344,381 and 688,764 warrants vested, respectively. The Company has no vested but not exercised warrants outstanding as of June 30, 2026. During the three and six months ended June 30, 2025, 344,382 and 688,764 warrants vested, respectively.

Share Repurchase Authorization

On March 2, 2026, the Company announced that its board of directors (the “Board of Directors”) authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $500.0 million of its issued and outstanding shares of Series A common stock with no expiration date. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. As part of the Share Repurchase Program, the Company entered into an

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
accelerated share repurchase agreement (the “ASR Agreement”) with a third-party investment bank (the “Dealer”) to repurchase $100.0 million of shares of its Series A common stock. Under the ASR Agreement, on March 3, 2026, the Company paid the Dealer $100.0 million and received an initial delivery of 4,307,869 shares of Series A common stock at a price of $18.87 per share. The shares received upon initial delivery were recorded as treasury stock, resulting in a reduction to stockholders’ equity. The share repurchase pursuant to the ASR Agreement resulted in an estimated excise tax liability of $0.8 million, which was recorded as a cost of the repurchase transaction and reflected as a reduction to stockholders’ equity and an increase to accrued expenses. The remaining portion to be repurchased pursuant to the ASR Agreement represented a forward contract indexed to the Company’s own stock.

On April 10, 2026, the Company received a delivery of 1,039,238 shares of Series A common stock at a price of $16.40 from the Dealer as final settlement of the ASR Agreement. The shares received upon final settlement were recorded as treasury stock, resulting in a reduction to stockholders’ equity. The share repurchase pursuant to the ASR Agreement resulted in an estimated excise tax liability of $0.2 million, which was recorded as a cost of the repurchase transaction and reflected as a reduction to stockholders’ equity and an increase to accrued expenses. In total, the Company repurchased approximately 5,347,107 shares of Series A common stock under the ASR Agreement at $19.14 per share, which represents the volume-weighted average share price of the Company's Series A common stock during the term less a discount.

As of June 30, 2026, pursuant to non-overlapping 10b5-1 plans entered into with third-party investment banks, the Company had repurchased 15,132,757 shares of Series A common stock at a weighted average price of $15.68 per share. The shares repurchased were recorded as treasury stock, resulting in a reduction of stockholders’ equity. The share repurchases under the 10b5-1 plans resulted in an estimated excise tax liability of $2.4 million, which was recorded as a cost of the repurchase transactions and reflected as a reduction to stockholders’ equity and an increase to accrued expenses. As of June 30, 2026 approximately $162.7 million remained available for repurchase under the Share Repurchase Program.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
The Company has outstanding awards issued under the 2015 Plan and the 2023 Plan. Both plans provide for the grant of various types of stock-based compensation awards including, but not limited to, RSUs, PSUs, ISOs, NSOs, and RSAs. During the three and six months ended June 30, 2026, the Company granted RSUs and PSUs under the 2023 Plan. During the three and six months ended June 30, 2025, the Company solely granted RSUs under the 2023 Plan. As of June 30, 2026, the Company’s authorized common stock includes 90,142,233 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 59,738,783 shares are available for future grants.
Restricted Stock Units

During the three and six months ended June 30, 2026, the Company granted RSUs to employees under the 2023 Plan. RSUs granted under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2023 Plan, for a period of 3 years or 4 years. Generally, RSUs vest quarterly over a 3 year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years.

Performance Stock Units

During the six months ended June 30, 2026, the Company granted 26,737 awards under the 2023 Plan that will vest upon achievement of a specified financial performance target and are subject to continuous service throughout the applicable vesting date. These PSUs include a one-year performance period within a one-year vesting period. The fair value of these PSUs is the closing price of the Company's Series A common stock on the grant date of the award and stock-based compensation cost is recognized, using the graded vesting attribution method over the requisite service period, when it becomes probable that the performance target will be achieved. The aggregate fair value of these PSUs granted during the six months ended June 30, 2026 was $0.5 million. As of June 30, 2026, the Company has determined that achievement of the performance target is not yet probable. Accordingly, no compensation expense has been recognized related to these PSUs during the six months ended June 30, 2026.

During the six months ended June 30, 2026, the Company additionally granted 1,193,238 PSUs under the 2023 Plan that will vest in up to four tranches over a five-year measurement period, subject to the achievement of specified performance targets tied to the trading price of the Company’s Series A common stock and continuous service through the applicable vesting date. Each tranche of PSUs will vest only if the trading price of the Company’s Series A common stock closes at or above a specified dollar value for a period of at least sixty consecutive calendar days during the applicable measurement period. The stock price targets for tranches 1 through 4 are $40.00, $55.00, $70.00, and $85.00 per share, respectively, subject to proportionate adjustment in the event of any stock split or other similar change in the Company’s capital stock. The fair value of these PSUs is estimated on the grant date using a Monte Carlo simulation model and stock-based compensation cost is recognized using the graded vesting attribution method over the requisite service period. The aggregate fair value of these PSUs granted during the six months ended June 30, 2026 was $19.0 million. During the three and six months ended June 30, 2026, the Company recognized $2.1 million and $3.9 million of stock-based compensation expense related to these PSUs, respectively.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2026, the Company granted 909,087 PSUs to key executives under the 2023 Plan. These PSUs will vest in up to three tranches over a two-year measurement period, subject to the achievement of specified performance targets tied to the trading price of the Company’s Series A common stock and continuous service through the applicable vesting dates. Each tranche of PSUs will vest only if the average closing market trading price of the Company’s Series A common stock over a period of sixty consecutive calendar days during the applicable measurement period equals or exceeds a specified dollar value. The stock price targets for tranches 1 through 3 are $30.00, $50.00, and $75.00 per share, respectively, subject to proportionate adjustment in the event of any stock split or other similar change in the Company’s capital stock. The fair value of these PSUs is estimated on the grant date using a Monte Carlo simulation model and stock-based compensation cost is recognized using the graded vesting attribution method over the requisite service period. The aggregate fair value of these PSUs granted during the three and six months ended June 30, 2026 was $4.7 million. During the three and six months ended June 30, 2026, the Company recognized $1.0 million of stock-based compensation expense related to these PSUs.

Employee Stock Purchase Plan

On August 24, 2023, the Board of Directors adopted the ESPP. As of June 30, 2026, the Company reserved 13,402,580 shares of Series A common stock for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense related to the ESPP of $1.4 million and $3.4 million, respectively. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense related to the ESPP of $1.3 million and $2.7 million, respectively. As of June 30, 2026, $1.9 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.5 years.
During the three and six months ended June 30, 2026, the Company issued 309,821 shares of Series A common stock under the ESPP. During the three and six months ended June 30, 2025, the Company issued 275,800 shares of Series A common stock under the ESPP.

Modifications
During the three and six months ended June 30, 2026, the Company modified one executive’s stock-based awards to accommodate their employment transition by changing the timing of the service-based condition of 76,065 RSUs. This resulted in incremental stock-based compensation expense of $0.7 million which will be recognized over the remainder of the modified service period ending on September 4, 2026. Of that incremental stock-based compensation expense, $0.4 million was recognized during the three and six months ended June 30, 2026.
During the three months ended June 30, 2025, the Company provided six terminated employees with accelerated vesting on the service-based vesting condition of 15,613 RSUs and recorded incremental stock-based compensation expense of $0.3 million. During the six months ended June 30, 2025, the Company provided fifteen terminated employees with accelerated vesting on the service-based vesting condition of 39,747 RSUs and recorded incremental stock-based compensation expense of $1.1 million resulting from the modifications.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$2,665	$1,955	$4,763	$3,712
Selling and marketing	13,822	14,329	24,342	26,426
Research and development	19,892	18,643	36,877	34,831
General and administrative	14,968	10,477	27,168	18,762
Stock-based compensation, net of amounts capitalized	51,347	45,404	93,150	83,731
Capitalized stock-based compensation expense	1,093	1,480	1,947	2,587
Total stock-based compensation expense	$52,440	$46,884	$95,097	$86,318

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Earnings Per Share
Basic net income (loss) per share attributable to Series A and Series B common stockholders is computed by dividing the net income (loss) by the number of weighted-average outstanding common shares. Diluted net income (loss) per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its warrants, Investment Option, RSUs, PSUs, stock options, and ESPP shares as potential common equivalents. The Company uses the treasury stock method for calculating any potential dilutive effect of its potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders for the three months ended June 30, 2026 and three and six months ended June 30, 2025 as the Company was in a net loss position and their effect was antidilutive.
The rights, including the liquidation and dividend rights, of the holders of Series A and Series B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each series of common stock and the resulting basic and diluted net income (loss) per share attributable to common stockholders are, therefore, the same for both Series A and Series B common stock on both an individual and combined basis.
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Series A and Series B common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income per share attributable to Series A and Series B common stockholders, basic:
Numerator:
Net (loss) income	$(8,849)	$(24,281)	$189	$(38,370)
Denominator:
Weighted-average shares, basic	296,851,806	284,928,388	300,597,853	279,674,052
Net (loss) income per share attributable to Series A and Series B common stockholders, basic	$(0.03)	$(0.09)	$—	$(0.14)

Net (loss) income per share attributable to Series A and Series B common stockholders, diluted:
Numerator:
Net (loss) income	$(8,849)	$(24,281)	$189	$(38,370)
Denominator:
Weighted-average shares, diluted	296,851,806	284,928,388	301,908,020	279,674,052
Net (loss) income per share attributable to Series A and Series B common stockholders, diluted	$(0.03)	$(0.09)	$—	$(0.14)

The following table summarizes the potential common shares excluded from the computation of diluted net income(loss) per share (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of June 30,
	2026	2025
Warrants outstanding	1,721,912	3,099,440
Investment Option	15,743,174	15,743,174
RSUs and PSUs outstanding	22,321,329	18,407,326
Options outstanding	—	2,579,606
ESPP	176,647	29,212
Total	39,963,062	39,858,758

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
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas:
United States	$215,800	$177,220	$425,251	$349,119
Other Americas (1)	17,485	14,007	34,848	27,602
APAC (2)	38,849	30,211	75,946	58,473
EMEA (3)
United Kingdom	37,657	29,583	73,606	57,111
Other EMEA (4)	60,785	42,096	118,930	80,639
Total Revenue	$370,576	$293,117	$728,581	$572,944
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	June 30, 2026	December 31, 2025
Americas
United States	$173,033	$171,140
APAC (1)	1,190	1,402
EMEA (2)
United Kingdom	3,964	8,615
Other (3)	2,323	310
Total Long-lived assets	$180,510	$181,467
(1) Asia-Pacific
(2) Europe, the Middle East and Africa
(3) No other country in this geographic region represented more than 10% of the Company’s long-lived assets for the periods presented

14. Subsequent Events
Acquisition
On August 4, 2026, the Company executed an asset assignment, waiver and release agreement with Agency AI, Inc. (“Agency”) to acquire all rights, titles, and interests to specific proprietary software and intellectual property. Agency is an AI-native company that designs, develops, and deploys agentic artificial intelligence–based systems to support and enhance customer success functions. As part of the transaction, the Company has committed to hire Agency’s team, further strengthening the Company’s agentic capabilities across its CRM platform. The contractual purchase consists primarily of up to $17.0 million of cash, a portion of which is contingent on certain expenses incurred as part of the transaction. The transaction is expected to close during the three months ended September 30, 2026.

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

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 205,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data, intelligence, and action layers into one vertically-integrated solution with advanced machine learning and AI capabilities and over 350 integrations, enabling businesses to create and store unified consumer profiles, derive new insights, and rapidly segment their consumers.
Klaviyo began as a database designed for speed, flexibility, and unlimited data storage. The Klaviyo Data Platform (“KDP”) generates unified, highly granular consumer profiles populated with data from customers’ own systems and over 350 third-party integrations, and provides customers user-friendly ways to track new types of data, sync data in and out of Klaviyo at scale, and drive revenue growth. Building upon our robust data infrastructure, we developed tools, initially focusing on marketing automation, where we revolutionized email practices. Our innovation shifted the industry paradigm away from batch and blast practices with a fast, data-rich marketing tool. In addition to our email offering, we now incorporate text messaging and WhatsApp channels, Reviews, Klaviyo Service, Klaviyo Analytics, and others.
In February 2025, we announced Klaviyo B2C CRM, establishing Klaviyo as a unified CRM built for B2C brands and positioning Klaviyo to address a critical gap in the market: providing consumer brands with a system designed for their unique, high-volume, fast-paced needs across marketing, service and analytics. In September 2025, we launched Marketing Agent and Customer Agent, establishing Klaviyo as the AI-first B2C CRM. In June 2026, we announced the public beta of Composer, our next generation agent for marketing and analysis. Taken together, this is a natural evolution of our journey – from a leading marketing automation platform to a comprehensive consumer engagement solution. Powered by the KDP and AI, we combine marketing, service, analytics, and our data platform into a single solution designed to meet the high-volume, fast-paced needs of our customers.
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
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we have also seen organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. As of June 30, 2026, our platform had efficiently scaled to over 205,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.

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
Our land-and-expand strategy aligns our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails, text messages and WhatsApp messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional marketing channels, such as text messaging, WhatsApp messaging, and mobile push and additional use cases, such as Customer Agent, Composer, Marketing Analytics, and Advanced KDP, or when their other companies, business units, and geographies start using our platform.
Factors Affecting Our Future Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including the following factors:
Growth in New Customers
Attracting new customers to our platform is a key driver of our revenue growth strategy. We have successfully grown our retail and eCommerce customer base and believe we have significant room to expand within this vertical as well as expand further into other industries, including education, events and entertainment, restaurants, wellness, and travel as well as with B2B companies. Our ability to attract new customers will depend on a number of factors, including our ability to innovate, the effectiveness and pricing of our new and existing offerings and capabilities, and the success of our selling and marketing efforts.
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

International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. In 2026, we further expanded our North American presence by adding operations in Canada. We have already experienced significant growth with international sales outside of the Americas accounting for 36.8% of our revenue for the six months ended June 30, 2026. We also continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer text messaging capabilities in more than 20 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish, Italian, Dutch, Swedish, Spanish (Mexico), and Polish. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first marketing channel. Since then, we have successfully added other marketing channels, such as text messaging, mobile push, and WhatsApp messaging, and additional use cases, such as Customer Agent, Composer, Marketing Analytics, and Advanced KDP. We have also introduced AI features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement, including our Composer and Customer Agent offerings as well as our MCP Server capability.
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

As of June 30, 2026, we had 4,477 customers generating over $50,000 of ARR, compared to 3,291 customers generating over $50,000 of ARR as of June 30, 2025, representing growth of 36% year-over-year.
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

As of June 30, 2026 and 2025, our NRR was 109% and 108%, respectively. The increase in this metric from June 30, 2025 to June 30, 2026 was largely driven by expansion of existing customer plans and cross-selling additional offerings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
($ in thousands)
Consolidated Statements of Operations
Revenue	$370,576	$293,117	$728,581	$572,944
Cost of revenue(1)	101,474	71,236	190,586	138,936
Gross profit	269,102	221,881	537,995	434,008
Operating expenses:
Selling and marketing(1)	139,300	126,632	273,355	250,159
Research and development(1)	91,932	72,459	171,964	141,808
General and administrative(1)	52,833	54,116	105,894	97,117
Total operating expenses	284,065	253,207	551,213	489,084
Operating loss	(14,963)	(31,326)	(13,218)	(55,076)
Other income:
Other expense, net	(505)	(898)	(941)	(1,562)
Interest income	8,362	9,743	17,773	19,002
Total other income, net	7,857	8,845	16,832	17,440
(Loss) income before income taxes	(7,106)	(22,481)	3,614	(37,636)
Provision for income taxes	1,743	1,800	3,425	734
Net (loss) income	$(8,849)	$(24,281)	$189	$(38,370)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$2,665	$1,955	$4,763	$3,712
Selling and marketing	13,822	14,329	24,342	26,426
Research and development	19,892	18,643	36,877	34,831
General and administrative	14,968	10,477	27,168	18,762
Stock-based compensation, net of amounts capitalized	51,347	45,404	93,150	83,731
Capitalized stock-based compensation expense	1,093	1,480	1,947	2,587
Total stock-based compensation expense	$52,440	$46,884	$95,097	$86,318
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.4	24.3	26.2	24.2
Gross profit	72.6	75.7	73.8	75.8
Operating expenses:
Selling and marketing	37.6	43.2	37.5	43.7
Research and development	24.8	24.7	23.6	24.8
General and administrative	14.2	18.5	14.5	17.0
Total operating expenses	76.6	86.4	75.6	85.5
Operating loss	(4.0)	(10.7)	(1.8)	(9.7)
Other income:
Other expense, net	(0.1)	(0.3)	(0.1)	(0.3)
Interest income	2.2	3.3	2.4	3.3
Total other income, net	2.1	3.0	2.3	3.0
(Loss) income before income taxes	(1.9)	(7.7)	0.5	(6.7)
Provision for income taxes	0.5	0.6	0.5	0.1
Net (loss) income	(2.4)%	(8.3)%	—%	(6.8)%

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Revenue - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue	$370,576	$293,117	$77,459	26.4%
Revenue for the three months ended June 30, 2026 increased by $77.5 million or 26.4%, to $370.6 million compared to $293.1 million for the three months ended June 30, 2025. The increase was due to new business, including new customers, geographic expansion, expanded usage of our platform, including our text messaging and WhatsApp messaging channels, and new offerings. For the three months ended June 30, 2026, sales to existing customers accounted for approximately 42% of the increase in revenue while approximately 58% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue	$728,581	$572,944	$155,637	27.2%
Revenue for the six months ended June 30, 2026 increased by $155.6 million or 27.2%, to $728.6 million compared to $572.9 million for the six months ended June 30, 2025. The increase was due to new business, including new customers, geographic expansion, expanded usage of our platform, including our text messaging and WhatsApp messaging channels, and new offerings. For the six months ended June 30, 2026, sales to existing customers accounted for approximately 43% of the increase in revenue while approximately 57% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Cost of revenue	$101,474	$71,236	$30,238	42.4%
Cost of revenue for the three months ended June 30, 2026 increased by $30.2 million or 42.4%, to $101.5 million compared to $71.2 million for the three months ended June 30, 2025. This was primarily due to an increase of approximately $14.6 million in outbound communication sending costs on behalf of our customers, driven by increased text message and WhatsApp usage, $8.0 million in cloud-based infrastructure costs, $3.0 million in salaries and related personnel expenses as a result of an increase in salaries, allocatable costs, and increased target bonus percentages for our Company-wide bonus program in 2026, $2.0 million in amortization from capitalized software costs, and $2.0 million in technology expenses.
Cost of Revenue - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Cost of revenue	$190,586	$138,936	$51,650	37.2%

Cost of revenue for the six months ended June 30, 2026 increased by $51.7 million or 37.2%, to $190.6 million compared to $138.9 million for the six months ended June 30, 2025. This was primarily due to an increase of approximately $26.3 million in outbound communication sending costs on behalf of our customers, driven by increased text message and WhatsApp usage, $10.7 million in cloud-based infrastructure costs, $6.6 million in salaries and related personnel expenses as a result of an increase in salaries, allocatable costs, and increased target bonus percentages for our Company-wide bonus program in 2026, $3.9 million in amortization from capitalized software costs, and $3.3 million in technology expenses.
Gross Profit - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Gross profit	$269,102	$221,881	$47,221	21.3%
Gross profit for the three months ended June 30, 2026 increased by $47.2 million or 21.3%, to $269.1 million compared to $221.9 million for the three months ended June 30, 2025. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Gross Profit - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Gross profit	$537,995	$434,008	$103,987	24.0%
Gross profit for the six months ended June 30, 2026 increased by $104.0 million or 24.0%, to $538.0 million compared to $434.0 million for the six months ended June 30, 2025. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Selling and Marketing - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Selling and marketing	$139,300	$126,632	$12,668	10.0%
Selling and marketing expenses for the three months ended June 30, 2026 increased by $12.7 million or 10.0%, to $139.3 million compared to $126.6 million for the three months ended June 30, 2025. This increase was primarily due to an increase of approximately $5.6 million in salaries and related personnel expenses as a result of increased salaries as well as a bonus plan change to increase target bonus percentages, $3.3 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $2.2 million in partnership-related expenses across our ecosystem, and $1.5 million in professional services.
Selling and Marketing - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Selling and marketing	$273,355	$250,159	$23,196	9.3%
Selling and marketing expenses for the six months ended June 30, 2026 increased by $23.2 million or 9.3%, to $273.4 million compared to $250.2 million for the six months ended June 30, 2025. This increase was primarily due to an increase of approximately $16.0 million in salaries and related personnel expenses as a result of increased salaries as well as a bonus plan change to increase target bonus percentages, $3.9 million in partnership-related expenses across our ecosystem, and $3.1 million in professional services, $1.2 million in marketing expenses associated with our advertising campaigns across multiple channels of media, $1.2 million in technology expenses, partially offset by a decrease of $2.1 million in stock-based compensation driven by forfeitures of unvested equity awards and the completion of vesting of certain equity awards.
Research and Development - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Research and development	$91,932	$72,459	$19,473	26.9%
Research and development costs for the three months ended June 30, 2026 increased by $19.5 million or 26.9%, to $91.9 million compared to $72.5 million for the three months ended June 30, 2025. This increase was primarily due to an increase of approximately $9.3 million in salaries and related personnel expenses as a result of increased allocatable costs and a bonus plan change to increase target bonus percentages, $8.9 million in technology expenses, and $1.2 million in stock-based compensation due to the vesting of RSUs.
Research and Development - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Research and development	$171,964	$141,808	$30,156	21.3%
Research and development costs for the six months ended June 30, 2026 increased by $30.2 million or 21.3%, to $172.0 million compared to $141.8 million for the six months ended June 30, 2025. This increase was primarily due to an increase of approximately $14.1 million in salaries and related personnel expenses as a result of increased allocatable costs and a bonus plan change to increase target bonus percentages, $13.8 million in technology expenses, and $2.0 million in stock-based compensation due to the vesting of RSUs.
General and Administrative - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
General and administrative	$52,833	$54,116	$(1,283)	(2.4)%
General and administrative expenses for the three months ended June 30, 2026 decreased by $1.3 million or 2.4%, to $52.8 million compared to $54.1 million for the three months ended June 30, 2025. This decrease was primarily due to a decrease of $12.8 million in salaries and related personnel expenses as a result of lower payroll taxes from decreased option exercises and decreased allocatable costs, partially offset by an increase of approximately $4.5 million in stock-based compensation from the vesting of RSUs and issuance of PSUs, $2.1 million in technology expenses, $2.1 million in professional services, and $1.9 million in payment processing fees related to increased volume of customer transactions.
General and Administrative - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
General and administrative	$105,894	$97,117	$8,777	9.0%

General and administrative expenses for the six months ended June 30, 2026 increased by $8.8 million or 9.0%, to $105.9 million compared to $97.1 million for the six months ended June 30, 2025. This increase was primarily due to an increase of approximately $8.4 million in stock-based compensation from the vesting of RSUs and issuance of PSUs, $4.2 million in technology expenses, $4.2 million in professional services, and $3.7 million in payment processing fees related to increased volume of customer transactions, partially offset by a decrease of $11.4 million in salaries and related personnel expenses as a result of lower payroll taxes from decreased option exercises and decreased allocatable costs.
Other Expense, Net - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Other expense, net	$(505)	$(898)	$393	(43.8)%

Other expense, net, for the three months ended June 30, 2026 decreased by $0.4 million or 43.8% to $(0.5) million compared to $(0.9) million for the three months ended June 30, 2025. This decrease was primarily due to favorable foreign exchange fluctuations.
Other Expense, Net - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Other expense, net	$(941)	$(1,562)	$621	(39.8)%

Other expense, net, for the six months ended June 30, 2026 decreased by $0.6 million or 39.8% to $(0.9) million compared to $(1.6) million for the six months ended June 30, 2025. This decrease was primarily due to favorable foreign exchange fluctuations.
Interest Income - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$8,362	$9,743	$(1,381)	(14.2)%

Interest income for the three months ended June 30, 2026 decreased by an immaterial amount compared to the three months ended June 30, 2025.
Interest Income - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$17,773	$19,002	$(1,229)	(6.5)%

Interest income for the six months ended June 30, 2026 decreased by an immaterial amount compared to the six months ended June 30, 2025.

Provision for Income Taxes - Three Month Change

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$1,743	$1,800	$(57)	(3.2)%

Income tax expense for the three months ended June 30, 2026 decreased by an immaterial amount to $1.7 million compared to $1.8 million for the three months ended June 30, 2025.
Provision for Income Taxes - Six Month Change

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$3,425	$734	$2,691	366.6%

Income tax expense for the six months ended June 30, 2026 increased by $2.7 million or 366.6% to $3.4 million compared to $0.7 million for the six months ended June 30, 2025. This was primarily due to an increase in foreign operations.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity, including cash balances on hand and cash flows from operations.
Since our inception through June 30, 2026, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our IPO in September 2023. As of June 30, 2026, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $833.4 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $605.0 million in money market funds.
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

The following table sets forth, for the periods indicated, our working capital:

	As of,
	June 30,	December 31,
	2026	2025
($ in thousands)
Cash	$832,639	$1,064,875
Restricted cash, current(1)	738	738
Accounts receivable, net of allowance for doubtful accounts	79,393	60,714
Deferred contract acquisition costs	37,768	29,634
Prepaid expenses and other current assets	57,869	50,115
Accounts payable	38,502	29,072
Accrued expenses	140,761	125,159
Operating lease liabilities	23,325	24,757
Deferred revenue	119,539	103,245
Total Working Capital	$686,280	$923,843
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

	Six Months Ended June 30,
	2026	2025
($ in thousands)
Net cash provided by (used in)
Operating activities	$128,157	$70,087
Investing activities	(26,731)	(15,048)
Financing activities	(333,662)	(1,372)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(232,236)	$53,667
Cash, cash equivalents, and restricted cash, beginning of period	1,065,613	882,587
Cash, cash equivalents, and restricted cash, end of period	$833,377	$936,254

Operating Activities
Net cash provided by operating activities of $128.2 million for the six months ended June 30, 2026 was primarily attributable to a net income of $0.2 million adjusted for non-cash charges of $169.0 million and net cash outflows of $41.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $93.2 million of stock-based compensation expense, $26.4 million of prepaid marketing expense amortization, $20.4 million of amortization related to deferred contract acquisition costs, $14.3 million of operating lease costs, and $13.6 million of depreciation and amortization expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $40.5 million increase in deferred contract acquisition costs related to higher sales commissions resulting from our increased revenues, a $19.7 million increase in accounts receivable due to an increase in customer billings, a $12.7 million decrease in operating lease liabilities due to payments related to our operating lease obligations, and a

$6.4 million increase in prepaid expenses and other assets. The cash outflow was offset by cash inflows primarily from a $23.4 million increase in accrued expenses and accounts payable due to timing of payments and a $16.3 million increase in deferred revenue resulting from increased billings for subscriptions.
Net cash provided by operating activities of $70.1 million for the six months ended June 30, 2025 was primarily attributable to a net loss of $38.4 million adjusted for non-cash charges of $146.5 million and net cash outflows of $38.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $83.7 million of stock-based compensation expense, $26.4 million of prepaid marketing expense amortization, $13.8 million of amortization related to deferred contract acquisition costs, $12.4 million of operating lease costs, $8.7 million of depreciation and amortization expense, and $1.5 million of bad debt expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $22.6 million increase in deferred contract acquisition costs related to an increase in sales commissions resulting from the increase in revenues, a $17.3 million increase in accounts receivable due to an increase in customer billings, a $11.3 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $4.5 million increase in prepaid expenses and other assets, and a $0.3 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $18.2 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $26.7 million for the six months ended June 30, 2026 consisted primarily of $18.2 million purchases of property and equipment and $8.0 million of capitalized software development costs.
Net cash used in investing activities of $15.0 million for the six months ended June 30, 2025 consisted of $10.3 million of capitalized software development costs and $4.7 million purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $333.7 million for the six months ended June 30, 2026 and primarily consisted of approximately $333.6 million used for payments relating to our share repurchase program, including the accelerated share repurchase, and $4.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting offset by $4.0 million of proceeds from our employee stock purchase plan and $0.8 million of proceeds from the exercise of stock options.
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
Share Repurchase Authorization
On March 2, 2026, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $500.0 million of its issued and outstanding shares of Series A common stock. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. As part of the Share Repurchase Program, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party investment bank (the “Dealer”) to repurchase $100.0 million of shares of its Series A common stock. Under the ASR Agreement, on March 3, 2026, the Company paid the Dealer $100.0 million and received an initial delivery of 4,307,869 shares of Series A common stock at a price of $18.87 per share, representing approximately 75% of the total value of shares to be received under the ASR Agreement.
On April 10, 2026, as final settlement of the ASR Agreement, the Company received a final delivery of 1,039,238 shares of Series A common stock at a price of $16.40 from the Dealer. The shares received upon initial delivery and final settlement were recorded as treasury stock, resulting in a reduction to stockholders’ equity. The share repurchase pursuant to the ASR Agreement resulted in an estimated excise tax liability of $0.2 million, which was recorded as a cost of the repurchase transaction and reflected as a reduction to stockholders’ equity. In total, the Company repurchased approximately 5,347,107 shares of Series A common stock under the ASR Agreement at a price of $19.14 per share, which represents the volume-weighted average share price of the Company’s Series A common stock during the term less a discount.
As of June 30, 2026, pursuant to non-overlapping 10b5-1 plans entered into with third-party investment banks, the Company had repurchased 15,132,757 shares of Series A common stock at a weighted average price of $15.68 per share. The shares repurchased were recorded as treasury stock, resulting in a reduction of stockholders’ equity. As of June 30, 2026, approximately $162.7 million remained available for repurchase under the Share Repurchase Program.
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of June 30, 2026 were $140.0 million, with $23.9 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of June 30, 2026 were $816.6 million.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026.
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

Interest Rate Risk

We had cash of $833.4 million as of June 30, 2026, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2026, we had no debt, and therefore no potential market risk for interest expense.

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

Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, Australia, Ireland, and Singapore. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar would not have a material impact on our operating results.
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

Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $728.6 million and $572.9 million for the six months ended June 30, 2026 and 2025, respectively, representing a growth rate of 27.2%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market and enterprise businesses, and the cross-selling of our text messaging and WhatsApp offerings alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown significantly in recent years, reaching 2,400 employees as of June 30, 2026. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. In 2026, we further expanded our North American presence by adding operations in Canada. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 98,000 as of June 30, 2025 to approximately 115,000 as of June 30, 2026. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products, features, and messaging channels we offer (such as Reviews, Marketing Analytics, Advanced KDP, Composer, Customer Agent, Customer Hub, Helpdesk, and AI features, as well as additional messaging channels like text messaging, mobile push, and WhatsApp) and the usage and amount of data that our platform and associated infrastructure support. This growth in our business has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
We depend on product integrations with various third-party platforms, especially eCommerce platforms, to sustain and grow our business. The integration of our platform and our products with these third-party platforms, including eCommerce platforms, provides us with substantial amounts of additional first-party data that would otherwise be costly or difficult to obtain. These integrations also allow us to attract customers that use these platforms to conduct their business activity. Further, our customers’ experience with our platform is dependent on our ability to connect easily to these third-party platforms as well as the effectiveness and utility of these integrations. The companies that operate these third-party platforms generally dictate, to varying degrees, the terms of use of their respective platforms, including the manner and procedure by which we integrate with their respective platforms. We may fail to maintain and improve upon these integrations or relationships for many reasons, including due to our or the third parties’ failure to maintain, support, or secure their third-party platforms in general and our integrations in particular, errors, bugs, or defects in our or their technology, or changes in our or their technology platforms or our relationship with such third parties due to actual or perceived competing platforms or offerings. Any such failure to integrate data from a third-party platform, or any disruption on a third-party platform that prevents us from integrating with that platform or reduces the interoperability between our platform and the respective third-party platform, could harm our relationship with our customers, adversely impact our reputation and brand, and adversely affect our business, financial condition, and operating results.
Additionally, these third-party platforms may develop and deploy their own AI-powered capabilities. As they do so, they may alter access to data, APIs, or integration frameworks in ways that limit interoperability with our platform or diminish the utility of our products. Third-party platform operators may also embed AI-driven marketing, analytics, customer service, or automation features into their platforms that compete with, or reduce customer demand for, our products and services. Any of these developments could reduce the effectiveness of our integrations, limit our access to first-party data, reduce the utility of and demand for our platform, or otherwise adversely affect our relationships with customers and partners, our competitive position, and our business and results of operations.
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
Our results of operations may vary based on changes in our industry, particularly changes in the retail and eCommerce industry, as well as the impact of the global economy on our customers. Our results of operations currently depend, in part, on the demand for marketing and related services, of which the vast majority are for retail and eCommerce businesses. In addition, our revenue is dependent on the usage of our platform and the demand for our products, which in turn are influenced by the amount of business that our customers conduct. To the extent that weak or volatile economic conditions, including due to public health crises, labor shortages, supply chain disruptions, inflation, government shutdowns, geopolitical developments (such as the U.S. and Israeli military action in Iran and the Russia-Ukraine conflict, as well as the implementation of, or changes to or further expansions of, trade sanctions, export restrictions, tariffs, and embargoes), deterioration of the financial services industry and other events outside of our control, result in a reduced volume of business for our customers and prospective customers, demand for, and use of, our platform and our products may decline. Specifically, because we currently operate primarily in the retail and eCommerce space, any disruption caused to the customers in this space, such as a weak global economy or the introduction of tariffs causing a shift in the economic viability of the retail and eCommerce businesses, may require us to adapt our business model and our operations accordingly. Increased tariff rates could adversely affect our customers’ and suppliers’ businesses and in turn adversely impact our business and usage of our platform, including customers requesting discounts on our products and services and/or delaying their purchasing decisions. In addition, the imposition of taxes that target U.S. service providers, such as us, could directly increase the prices that our customers pay and adversely affect our business, and changes or uncertainties in U.S. trade policies toward foreign countries could create unfavorable economic conditions that may adversely affect our operations and growth. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and increase our expenses. Specifically, customers may fail to make payments when due, default under their agreements with us, or become insolvent or declare bankruptcy, or a supplier may determine that it will no longer do business with us as a customer. Additionally, we generate a significant portion of our revenue from small businesses, which may be affected by economic downturns and other adverse macroeconomic conditions, as small businesses may be more likely to reduce their marketing expenses during such periods and do so to a greater extent than larger enterprises and typically have more limited financial resources, including capital borrowing capacity. In addition, a customer or supplier could be adversely affected by any of the liquidity or other risks that are described elsewhere in this section as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. If our customers reduce their use of our platform, or prospective customers delay adoption or elect not to adopt our platform or purchase our products, as a result of a weak economy or rising inflation and increased costs or otherwise, our business, results of operations, and financial condition could be adversely affected.
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
We incurred net losses of $31.8 million and $46.1 million in the fiscal years ended December 31, 2025 and 2024, respectively, a net loss of $8.8 million during the three months ended June 30, 2026, and net losses $24.3 million and $38.4 million during the three and six months ended June 30, 2025, respectively. We are not certain whether we will be able to maintain profitability in the future. Based on our current planned operations, we expect our cash and cash equivalents will enable us to fund our operating expenses for at least the next twelve months. We have based this estimate on assumptions that in the future may prove to be wrong, and we could use our capital resources sooner than we currently expect. We also expect our costs and expenses to increase in future periods as we continue to invest in our business and increase our product offerings, which could negatively affect our future results of operations if our revenue does not continue to increase. In particular, we intend to continue to expend substantial financial resources on:
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
For the years ended December 31, 2025 and 2024, and the three and six months ended June 30, 2026, our research and development expenses were 23.6%, 25.4%, 24.8%, and 23.6% of our revenue, respectively. Research and development projects can be technically challenging and expensive, and require specialized personnel and significant computing infrastructure, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing and integrate resource-intensive technologies, such as AI and machine learning. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as text messaging, by maintaining efficiency. These investments may adversely affect our operating margins and short-term profitability, and we may not realize the expected benefits. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, growth prospects, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and six months ended June 30, 2026, we derived 41.8% and 41.6% of our revenue from customer accounts outside of the United States. We currently have international offices in the United Kingdom, Australia, Ireland, Singapore, and France, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
Our brand, reputation, and ability to attract new customers depend on the reliable performance of our technology infrastructure and content delivery. Our platform engages with consumers through emails, text messages and WhatsApp messages, and we largely depend on third-party services to deliver these consumer engagement messages. Any incident broadly affecting the interaction of third-party devices with our platform, including any delays or interruptions in these services that could cause delays to emails, text messages and WhatsApp messages, could adversely affect our business. Similarly, cybersecurity events could result in a disruption to such third-parties’ services, including regulatory investigations, reputational damage, and a loss of sales and customers, which could in turn impact our business. A prolonged disruption, cybersecurity event or any other negative event affecting a third-party service could lead to customer dissatisfaction and could in turn damage our reputation with current and potential customers, result in a breach under our agreements with our customers, and cause us to lose customers or otherwise harm our business, financial condition, and results of operations
We depend in part on mobile operating systems and their respective infrastructures to send consumer engagement messages through various applications that utilize our platform. As new email, mobile devices, and mobile and web platforms are released, existing email, mobile devices, and platforms may cease to support our platform or effectively roll out updates to our customers’ applications. Any changes in these systems or platforms that negatively impact the functionality of our platform could adversely affect our ability to interact with consumers in a timely and effective fashion, which could adversely affect our ability to retain and attract new customers. The parties that control the operating systems for mobile devices and mobile, web, and email platforms have no obligation to test the interoperability of new mobile devices or platforms with our platform, and third parties may produce new products that are incompatible with or not optimal for the operation of our platform. Additionally, in order to deliver high-quality consumer engagement messages, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. If consumers choose to use products or platforms that do not support our platform, or if we do not ensure our platform can work effectively with such products or platforms, our business and growth could be harmed. We also may not be successful in developing or maintaining relationships with key participants in the email or mobile industries that permit such interoperability. If we are unable to adapt to changes in popular operating systems and platforms, we expect that our customer retention and customer growth would be adversely affected.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
We currently conduct our operations in the United Kingdom, Australia, Ireland, Singapore, and other jurisdictions through subsidiaries. Our intercompany arrangements with those subsidiaries are subject to complex transfer pricing regulations administered by taxing authorities in those jurisdictions, and these taxing authorities may challenge our methodologies for our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. In addition, our tax expense could be affected depending on the applicability of withholding and other taxes (including withholding and indirect taxes on software licenses and related intercompany transactions) under applicable laws. The relevant revenue and taxing authorities may also disagree with positions we have taken generally. If any such disagreements were to occur (whether with the taxing authorities in jurisdictions where we currently do business or in those of jurisdictions where we may in the future operate) and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
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
Under U.S. federal income tax law, a corporation’s ability to utilize its NOLs to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period, including changes in ownership arising from new issuances of stock. Similar rules may apply under state tax laws. Our ability to use net operating loss to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes that may occur in the future. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to similar limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we achieve and maintain profitability, which could potentially result in increased future tax liability to us and could adversely affect our business, results of operations, and financial condition.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and cash generated from our operations through sales of subscriptions to our platform. We cannot be certain if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business and our growth, and may require additional funds to respond to future business challenges, including the need to develop new features or enhance our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we incur debt, the debt holders would have rights senior to holders of our Series A common stock to make claims on our assets, and the terms of any debt could include restrictive covenants relating to our capital raising activities and other financial and operational matters, any of which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Furthermore, if we issue equity or equity-linked securities, our existing stockholders could experience dilution, and new equity securities we issue could have rights, preferences, and privileges senior to those of our Series A common stock. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Series A common stock and diluting their interests. Additional financing may not be available on terms favorable to us, if at all. There has recently been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such volatility and economic downturns in general, or volatility in our stock price specifically, could limit our access to capital markets and increase our borrowing costs. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, and results of operations.
Partnerships, strategic investments, alliances or acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to enter into joint ventures, or acquire or invest in new businesses, products, platform capabilities or technologies that we believe could complement our products or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in October 2022, we acquired Napkin.io, a platform that provides developers an easy and secure way to write and deploy code, and in August 2025, we acquired Gatsby, a social automation product that helps brands convert engagement over social channels into owned customer relationships. In the future, we may not be able to find and identify desirable joint ventures, acquisition targets or business opportunities or be successful in entering into an agreement with any particular potential strategic partner. Additionally, any such venture, acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. We may also inherit liabilities or obligations of acquired companies that we are unable to successfully mitigate, including issues related to intellectual property, data privacy, tax, or regulatory compliance, which may not be discovered during our due diligence. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if their technology is not easily adapted to work with our platform or our products, if we experience difficulties in integrating their financial reporting and internal controls, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Cultural challenges associated with integrating employees from acquired companies may also result in the loss of key personnel or decreased productivity. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition, and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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
The impact to our business from any future pandemic, epidemic, outbreak of an infectious disease or other public health crises depends on multiple factors that cannot be accurately predicted, such as its duration and scope, the extent and effectiveness of containment actions, the disruption caused by such actions, and the efficacy and rates of vaccines. Any future pandemic, epidemic, outbreak of an infectious disease or other public health crises could have severe impacts on our business and our customers’ and prospective customers’ businesses, for example, by adversely impacting their timing, ability, or willingness to spend on our platform and product offerings. Negative effects of any pandemic, epidemic, outbreak of an infectious disease or other public health crises on our customers or prospective customers could lead to pricing discounts or extended payment terms, reductions in the amount or duration of customers’ subscriptions, or increase customer attrition rates. Any of the foregoing could adversely affect our productivity, employee morale, future sales, operating results, and overall financial performance. To the extent any future pandemic, epidemic, outbreak of an infectious disease or other public health crisis adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
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
The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. The ability of our customers’ message recipients to opt out of receiving commercial emails may minimize the effectiveness of the email components of our platform. In addition, certain states, and foreign jurisdictions, such as Australia, Canada, the United Kingdom, and the EU, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our platform. Any failure by us or our customers to comply fully with the CAN-SPAM Act or similar laws and regulations in other jurisdictions may leave us subject to substantial fines and penalties.
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
Intellectual property infringement claims, with or without merit, are typically complex, time consuming, and expensive to resolve and would divert the time and attention of our management and technical personnel. These claims could also subject us to significant liability for damages, including treble damages if we are found to have willfully infringed third-party patents, and may trigger substantial indemnification obligations to our customers. They may enjoin us from continuing to use certain features or portions of allegedly infringing products or even the allegedly infringing products themselves. They may also result in adverse publicity, which could harm our reputation and ability to attract or retain customers or otherwise prevent us from competing effectively in the market. As we grow and our profile increases, we may experience a heightened risk of allegations of intellectual property infringement. An adverse result in any litigation claims against us could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah have recently passed laws regulating the use of AI technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI technology in order to comply with these laws. Federal regulators have also issued guidance concerning the use of AI technology in regulated sectors. Recent federal executive actions have signaled support for a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” To date, these efforts have not resulted in federal preemption of state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there have been notable developments outside the United States. In Europe, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, with phased application of its provisions from February 2025 through August 2027 and with most provisions becoming effective on August 2, 2026. The AI Act, which may be amended or further clarified as part of the EU’s Digital Omnibus or related legislative initiatives, imposes significant obligations on providers and deployers of certain high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. We expect these legislative trends to continue, and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to the use of AI technology continues to change, there may be an increase in our operational and development expenses that could impact our ability to earn revenue from or utilize certain AI technology.
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

Risks Relating to Ownership of Our Series A Common Stock
The trading price of our Series A common stock may be volatile or may decline regardless of our operating performance.
The trading price of our Series A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology companies;
•the number of shares of our Series A common stock made available for trading;
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 64.7% of the voting power of our capital stock as of June 30, 2026. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 47.7% and 20.3%, respectively, of our Series B common stock and together 68.0% of our Series B common stock as of June 30, 2026. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our initial public offering ("IPO"), when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. The holders of our Series B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Additionally, the Share Repurchase Program may reduce our public float and further concentrate ownership among our directors, executive officers, and their affiliates. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders, and could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company.
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
We cannot predict whether our dual series structure will result in a lower or more volatile trading price of our Series A common stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions affecting companies with multiple-class or series share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of a company’s voting rights in the hands of public stockholders. Under this policy, the dual series structure of our common stock could make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Series A common stock. These policies may depress the valuations of publicly traded companies excluded from such indices as compared to similar companies that are included. Because of the dual series structure of our common stock, we may be excluded from certain indices, and other stock indices may take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices could preclude investment by many of these funds and could make our Series A common stock less attractive to other investors. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual series structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our governance practice or capital structure, and may result in large institutional investors not purchasing shares of our Series A common stock. As a result, the trading price of our Series A common stock could be adversely affected.
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
In addition, as of June 30, 2026, we had 1,397,355 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 494,093 shares of Series B common stock and 21,827,236 shares of Series A common stock subject to outstanding RSU and PSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. The market price of our Series A common stock could also be adversely affected by the vesting and settlement of RSUs and PSUs and the exercise of stock options, which may result in the sale of a significant number of shares to satisfy tax withholding obligations (commonly referred to as “sell-to-cover” transactions), creating short-term selling pressure.
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
Our corporate headquarters are located in Boston, Massachusetts, and we have employees elsewhere in the United States. We also have offices in the United Kingdom, Australia, Ireland, Singapore, and France. A significant natural disaster, such as an earthquake, fire, flood, or extreme weather event, occurring at our corporate headquarters, at one of our other facilities, or where a partner is located, could adversely affect our business, results of operations, and financial condition. Further, if a natural disaster or man-made problem were to affect our third-party vendors, such as cloud infrastructure providers, it could adversely affect the ability of our customers to use our platform. In addition, natural disasters, geopolitical tension, military conflict or war, and acts of terrorism could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole. Health concerns or political or governmental developments in countries where we or our customers and vendors operate could result in economic, social, or labor instability and could have a material adverse effect on our business, results of operations, and financial condition.
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
On April 28, 2026, Shopify partially exercised the Shopify Warrants in cash for 344,381 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.81. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
Issuer Purchases of Equity Securities
Share repurchases of the Company’s Series A common stock for the three months ended June 30, 2026 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
Period
April 1, 2026 to April 30, 2026	2,741,779	$19.04	2,741,779	$347.8
May 1, 2026 to May 31, 2026	5,679,445	$15.39	5,679,445	$260.4
June 1, 2026 to June 30, 2026	6,711,533	$14.55	6,711,533	$162.7

(1) Average price paid per share excludes costs associated with the repurchases.
(2) In March 2026, the Company’s Board of Directors authorized the Share Repurchase Program for the repurchase of shares of the Company’s Series A common stock, in an aggregate amount of up to $500 million of its issued and outstanding shares of Series A common stock with no expiration date. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans. On March 16, 2026, the Company adopted a 10b5-1 plan, which expired on May 6, 2026 pursuant to which the Company repurchased $65.4 million of its Series A common stock. On May 7, 2026, the Company adopted a 10b5-1 plan, expiring as of August 5, 2026 pursuant to which the Company could repurchase up to $300.0 million of its Series A common stock. As part of the Share Repurchase Program the Company entered into the ASR Agreement, pursuant to which the Company provided the Dealer with a prepayment of $100 million and received an initial delivery of shares of Series A common stock representing a portion of the prepayment. The Company received the final delivery of shares pursuant to the ASR Agreement on April 10, 2026. For more information, see Note 10. Common Stock and Stockholders’ Equity in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)

Securities Trading Plans of Directors or Executive Officers

During the three months ended June 30, 2026, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted written plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of the Company’s securities, as set forth in the table below.

Name	Position	Adoption Date	Earliest Trade Date	Total Shares Subject to Trading Arrangement	Expiration Date
Ed Hallen	Chief Strategy Officer, Co-Founder, and Director	June 1, 2026	August 31, 2026	2,999,996	August 27, 2027
Landon Edmond	Chief Legal Officer, General Counsel, and Secretary	June 1, 2026	August 31, 2026	253,813	August 31, 2027
Roxanne Oulman	Director	June 11, 2026	November 6, 2026	13,989	October 20, 2027
Susan St. Ledger	Director	June 12, 2026	September 11, 2026	2,328	June 14, 2027

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2026.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Second Amended and Restated Bylaws of Klaviyo, Inc.	8-K	001-41806	3.1	December 9, 2025
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.5	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1*	Consulting Agreement between Klaviyo, Inc. and Amanda Whalen, dated May 4, 2026.	8-K	001-41806	10.1	May 5, 2026
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.2	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.3	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.3†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Indicates a management contract or any compensatory plan, contract, or arrangement.
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

KLAVIYO, INC.

Dated: August 5, 2026	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2026	By:	/s/ Luciano Fernández Gomez
	Name:	Luciano Fernández Gomez
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2026	By:	/s/ Amanda Whalen
	Name:	Amanda Whalen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)