Form 10-Q
period 2026-09-30
Klaviyo, Inc.
filed 2026-11-04
CIK 1835830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, there were 130,150,680 shares of the registrant’s Series A common stock and 151,411,698 shares of the registrant’s Series B common stock, each with a par value of $0.001 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
Klaviyo, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	As of,
	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$705,439	$1,064,875
Restricted cash	738	738
Accounts receivable, net of allowance for doubtful accounts	81,571	60,714
Deferred contract acquisition costs, current	41,550	29,634
Prepaid expenses and other current assets	61,511	50,115
Total current assets	890,809	1,206,076

Property and equipment, net	94,905	80,341
Right-of-use assets, net	113,971	101,126
Deferred contract acquisition costs, non-current	65,178	47,769
Prepaid marketing expense	117,476	132,849
Other non-current assets	12,007	12,443
Total assets	$1,294,346	$1,580,604

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,427	$29,072
Accrued expenses	142,986	125,159
Lease liabilities, current	27,484	24,757
Deferred revenue	125,826	103,245
Total current liabilities	317,723	282,233

Lease liabilities, non-current	106,850	95,991
Other non-current liabilities	4,014	5,820
Total liabilities	428,587	384,044

Stockholders’ Equity
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively.	—	—
Series A common stock: $0.001 par value; 3,000,000,000 shares authorized; 160,169,550 and 144,262,443 shares issued at September 30, 2026, and December 31, 2025, respectively; 130,925,592 and 144,262,443 outstanding at September 30, 2026, and December 31, 2025, respectively.	131	144
Series B common stock: $0.001 par value; 350,000,000 shares authorized; 151,416,058 and 159,899,668 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively.	151	160
Treasury stock: $0.001 par value; 29,243,958 and 0 shares held at September 30, 2026 and December 31, 2025, respectively	29	—
Additional paid-in capital	1,741,508	2,073,209
Accumulated deficit	(876,060)	(876,953)
Total stockholders’ equity	865,759	1,196,560
Total liabilities and stockholders’ equity	$1,294,346	$1,580,604

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$387,207	$310,880	$1,115,788	$883,824
Cost of revenue	99,825	76,143	290,411	215,079
Gross profit	287,382	234,737	825,377	668,745
Operating expenses:
Selling and marketing	143,681	127,651	417,036	377,810
Research and development	97,522	72,668	269,486	214,476
General and administrative	50,668	45,254	156,562	142,371
Total operating expenses	291,871	245,573	843,084	734,657
Operating loss	(4,489)	(10,836)	(17,707)	(65,912)
Other income:
Other expense	(226)	(89)	(1,167)	(1,651)
Interest income	6,779	10,311	24,552	29,313
Total other income, net	6,553	10,222	23,385	27,662
Income (loss) before income taxes	2,064	(614)	5,678	(38,250)
Provision (benefit) for income taxes	1,360	(188)	4,785	546
Net income (loss)	704	(426)	893	(38,796)
Comprehensive income (loss)	$704	$(426)	$893	$(38,796)

Net income (loss) per share attributable to Series A and Series B common stockholders
Basic	$—	$—	$—	$(0.14)
Diluted	$—	$—	$—	$(0.14)

Weighted average common shares outstanding
Basic	285,329,568	300,828,017	295,447,111	286,806,721
Diluted	286,472,066	300,828,017	296,701,389	286,806,721

The accompanying notes are an integral part of these condensed consolidated financial statements

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Treasury Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of June 30, 2025	116,877,930	$117	182,757,254	$183	—	$—	$1,980,007	$(883,555)	$1,096,752
Issuance of common stock upon exercise of common stock options	—	—	160,120	—	—	—	267	—	267
Issuance of common stock upon vesting of restricted stock units	1,258,799	1	648,665	1	—	—	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,383	—	—	—	3	—	3
Vested warrants related to collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	41,485	—	41,485
Tax withholdings on settlement of stock-based awards	(66,873)	—	(70,885)	—	—	—	(4,107)	—	(4,107)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	19,275,341	19	(19,275,341)	(19)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(426)	(426)
Balance as of September 30, 2025	137,345,197	$137	164,564,196	$165	—	$—	$2,025,753	$(883,981)	$1,142,074

Balance as of June 30, 2026	131,203,855	$131	157,806,279	$158	20,479,864	$20	$1,843,479	$(876,764)	$967,024
Issuance of common stock upon exercise of common stock options	—	—	45,777	—	—	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	1,647,192	2	169,224	—	—	—	(2)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	344,383	—	—	—	3	—	3
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	8,100	—	8,100
Stock-based compensation expense	—	—	—	—	—	—	43,245	—	43,245
Tax withholdings on settlement of stock-based awards	(103,965)	—	(7,001)	—	—	—	(2,061)	—	(2,061)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	6,942,604	7	(6,942,604)	(7)	—	—	—	—	—
Share repurchases, inclusive of costs to acquire	(8,764,094)	(9)	—	—	8,764,094	9	(151,335)	—	(151,335)
Net income	—	—	—	—	—	—	—	704	704
Balance as of September 30, 2026	130,925,592	$131	151,416,058	$151	29,243,958	$29	$1,741,508	$(876,060)	$865,759

Klaviyo, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) (cont.)
(In Thousands, Except Share and Per Share Data)

	Series A Common Stock		Series B Common Stock		Treasury Stock		Additional Paid-In Capital		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value		Accumulated Deficit
Balance as of January 1, 2025	88,956,301	$89	183,801,332	$184	—	$—	$1,878,899	$(845,185)	$1,033,987
Issuance of common stock upon exercise of common stock options	—	—	22,744,929	23	—	—	1,709	—	1,732
Issuance of common stock upon vesting of restricted stock units	3,357,508	3	2,104,777	3	—	—	(6)	—	—
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	1,033,147	—	—	—	10	—	10
Issuance of common stock under the employee stock purchase plan	275,800	—	—	—	—	—	6,093	—	6,093
Vested warrants related to collaboration agreement	—	—	—	—	—	—	24,300	—	24,300
Stock-based compensation expense	—	—	—	—	—	—	127,803	—	127,803
Tax withholdings on settlement of stock-based awards	(183,532)	—	(180,869)	—	—	—	(13,055)	—	(13,055)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	44,939,120	45	(44,939,120)	(45)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(38,796)	(38,796)
Balance as of September 30, 2025	137,345,197	$137	164,564,196	$165	—	$—	$2,025,753	$(883,981)	$1,142,074

Balance as of January 1, 2026	144,262,443	$144	159,899,668	$160	—	$—	$2,073,209	$(876,953)	$1,196,560
Issuance of common stock upon exercise of common stock options	—	—	874,401	1	—	—	876	—	877
Issuance of common stock upon vesting of restricted stock units	4,666,174	5	940,709	—	—	—	(6)	—	(1)
Issuance of common stock upon exercise of collaboration agreement warrants	—	—	1,033,147	1	—	—	9	—	10
Issuance of common stock under the employee stock purchase plan	309,821	—	—	—	—	—	3,978	—	3,978
Vested warrants related to the collaboration agreement	—	—	—	—	—	—	24,300	—	24,300
Stock-based compensation expense	—	—	—	—	—	—	138,342	—	138,342
Tax withholdings on settlement of stock-based awards	(304,983)	—	(95,772)	—	—	—	(6,940)	—	(6,940)
Conversion of Series B common stock to Series A common stock upon shareholder election and vesting of certain equity awards	11,236,095	11	(11,236,095)	(11)	—	—	—	—	—
Share repurchases, inclusive of costs to acquire	(29,243,958)	(29)	—	—	29,243,958	29	(492,260)	—	(492,260)
Net income	—	—	—	—	—	—	—	893	893
Balance as of September 30, 2026	130,925,592	$131	151,416,058	$151	29,243,958	$29	$1,741,508	$(876,060)	$865,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$893	$(38,796)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	26,278	13,092
Non-cash operating lease costs	21,607	18,245
Amortization of deferred contract acquisition costs	32,020	21,526
Amortization of prepaid marketing expense	39,673	39,673
Gain on derecognition of asset retirement obligation	—	(588)
Loss on disposal of property and equipment	(24)	629
Bad debt expense	1,916	1,884
Stock-based compensation expense	135,290	124,168
Deferred income tax	—	(1,501)
Changes in operating assets and liabilities:
Accounts receivable	(22,773)	(20,032)
Deferred contract acquisition costs	(61,345)	(35,165)
Prepaid expenses, prepaid taxes, and other assets	1,983	(1,739)
Accounts payable	(5,716)	6,751
Accrued expenses	11,095	(8,673)
Deferred revenue	22,581	23,422
Operating lease liabilities	(20,865)	(17,476)
Other non-current liabilities	(1,806)	(573)
Net cash provided by operating activities	180,807	124,847

Investing activities
Acquisition of property and equipment	(26,198)	(7,019)
Capitalization of software development costs	(12,582)	(15,734)
Purchase of other non-current assets	(505)	—
Acquisition of business, net of cash acquired	—	(2,031)
Acquisition of intangible assets	(15,299)	—
Net cash used in investing activities	(54,584)	(24,784)

Financing activities
Proceeds from exercise of common stock options	877	1,732
Proceeds from exercise of warrants	10	10
Employee taxes paid related to net share settlement of stock-based awards	(6,940)	(13,055)
Payments for share repurchases	(484,433)	—
Proceeds from employee stock purchase plan	4,827	9,668
Net cash used in financing activities	(485,659)	(1,645)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(359,436)	98,418
Cash, cash equivalents, and restricted cash, beginning of period	1,065,613	882,587
Cash, cash equivalents, and restricted cash, end of period	$706,177	$981,005
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,291	$4,778
Non-cash investing and financing activities
Recognition of prepaid marketing asset	$24,300	$24,300
Capitalization of stock-based compensation expense related to internal use software	$3,052	$3,635

Klaviyo, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

Non-cash acquisition of property and equipment through tenant incentives	$—	$7,205
Accrued excise tax on share repurchases	$4,853	$—
Accrued shares repurchased	$2,974	$—
Unpaid purchases of property and equipment	$6,035	$673
Acquisition holdback	$—	$500
Deferred consideration for acquisition of intangible assets	$2,000	$—

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
The Company’s platform includes marketing automation capabilities that allow customers to orchestrate campaigns across multiple channels, including email, text messaging, WhatsApp messaging, and mobile push. The Company also offers a marketing agent, Composer, customer service solutions, including Customer Agent, Customer Hub and Helpdesk, as well as a data driven Personalization solution and data platform functionality via its Advanced Klaviyo Data Platform.
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

Unaudited Interim Condensed Consolidated Financial Statements
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and the related notes to such interim condensed consolidated financial statements are unaudited.
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

The Company determined that Shopify is a vendor and not a customer, as the collaboration agreement is a services contract under which the Company is receiving marketing services from Shopify in exchange for payments under the revenue sharing agreement. The revenue sharing agreement is a mechanism for Shopify to be compensated for the customer acquisition and marketing services Shopify is providing to the Company. Shopify is not a reseller or distributor of our platform, nor does Shopify provide any services on the Company’s behalf. Fees paid under the revenue share agreement are recognized as a component of selling and marketing expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three and nine months ended September 30, 2026, the Company incurred $9.3 million and $27.3 million, respectively, related to fees paid under the revenue sharing agreement. During the three and nine months ended September 30, 2025, the Company incurred $8.3 million and $24.3 million, respectively, related to fees paid under the revenue sharing agreement. As of September 30, 2026 and December 31, 2025, the Company had $3.1 million and $3.0 million in accrued expenses owed to Shopify for fees payable under the revenue sharing agreement, respectively. As of September 30, 2026 and December 31, 2025, the Company had an immaterial amount and $3.0 million, respectively, in accounts payable owed to Shopify for fees payable under the revenue sharing agreement.
During the three and nine months ended September 30, 2026, the Company capitalized prepaid marketing expense of $8.1 million and $24.3 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. During the three and nine months ended September 30, 2025, the Company capitalized prepaid marketing expense of $8.1 million and $24.3 million, respectively, related to the vested warrants issued as consideration for the collaboration agreement. For the three and nine months ended September 30, 2026, the Company recorded marketing expense of $13.2 million and $39.6 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. For the three and nine months ended September 30, 2025, the Company recorded marketing expense of $13.2 million and $39.6 million in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of selling and marketing expense related to the amortization of the prepaid marketing expense. As of September 30, 2026 and December 31, 2025, the Company’s prepaid marketing expense was $117.5 million and $132.8

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
million, respectively. As of September 30, 2026, there was $149.9 million of unrecognized marketing expense related to the warrants that will be recognized over 2.8 years. See Note 10. Common Stock and Stockholders’ Equity for further discussion of the warrants.

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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had cash equivalents of $484.2 million and $325.9 million, respectively, in money market funds.
As of September 30, 2026 and December 31, 2025, the Company had a current restricted cash balance of $0.7 million and $0.7 million, respectively. Restricted cash as of September 30, 2026 and December 31, 2025 related to the Company’s required collateral to fund payroll and credit card obligations in its Australian entity as well as collateral required to be held as a result of the Company’s office lease in Australia. Restricted cash is included in current assets for obligations that expire within one year and is included in non-current assets for assets that expire more than one year from the balance sheet date.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts reported in the Consolidated Statements of Cash Flow (in thousands):

	As of,
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$705,439	$1,064,875
Restricted cash - current	738	738
Total cash, cash equivalents, and restricted cash	$706,177	$1,065,613
As of September 30, 2026, $150.0 million of the $705.4 million cash and cash equivalents detailed above was held in a high yield notice deposit account requiring 31 days’ notice for withdrawal.

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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Deferred Revenue
The change in deferred revenue reflects billings during the period for which the performance obligation was not satisfied prior to the end of the period, partially offset by revenues recognized during the period. The following table summarizes the changes in the balance of deferred revenue during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$119,539	$82,711	$103,245	$64,497
Plus: Billings during the period	393,494	316,095	1,138,369	907,253
Less: Revenue recognized during the period	(387,207)	(310,880)	(1,115,788)	(883,824)
Balance at end of the period	$125,826	$87,926	$125,826	$87,926
For the three and nine months ended September 30, 2026, revenue recognized from amounts included in deferred revenue at the beginning of the period was $103.0 million and $101.4 million, respectively. For the three and nine months ended September 30, 2025, revenue recognized from amounts included in deferred revenue from the beginning of the period was $71.0 million and $63.2 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represents the amount of contracted future revenue that has not yet been recognized, including deferred revenue. As of September 30, 2026, the Company’s remaining performance obligations are $352.1 million, of which $313.0 million is expected to be recognized within the next twelve months and $39.1 million is expected to be recognized during a period greater than twelve months.

Accounts Receivable
Accounts receivable are shown net of an allowance for doubtful accounts of $2.3 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively.

4. Fair Value Measurements

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis at the periods indicated below, by level within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$484,245	$—	$—	$484,245
Total	$484,245	$—	$—	$484,245

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$325,904	$—	$—	$325,904
Total	$325,904	$—	$—	$325,904

As of September 30, 2026 and December 31, 2025, certain of the Company’s cash equivalents were held in money market funds. The Company’s investments in money market funds are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices in active markets.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2026 and December 31, 2025, the Company’s carrying amounts of financial instruments, including cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term maturities.

5. Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	As of,
	September 30, 2026	December 31, 2025
Capitalized internal-use software	$64,948	$49,430
Office equipment	10,623	7,630
Computer equipment	14,902	11,385
Furniture and fixtures	15,244	14,144
Leasehold improvements	61,910	50,488
Construction-in-progress	8,883	9,109
Total property and equipment	176,510	142,186
Less accumulated depreciation and amortization	(81,605)	(61,845)
Total property and equipment, net	$94,905	$80,341
Depreciation and amortization expense related to property and equipment, inclusive of amortization expense associated with capitalized internal-use software development costs, was approximately $7.5 million and $21.2 million for the three and nine months ended September 30, 2026, respectively, and $4.4 million and $13.1 million for the three and nine months ended September 30, 2025, respectively. On January 31, 2025, the Company amended the lease agreement for its corporate headquarters located in Boston, Massachusetts which, among other things, extended the term of the lease to March 2033. Under the Company’s accounting policy, the useful life of leasehold improvements is the lesser of the lease term and the useful life of the asset. As such, the extension of the lease represents a change in estimate of the useful life of the leasehold improvements within the corporate headquarters. The Company accounted for this change in the useful lives as a change in accounting estimate under ASC 250 Accounting Changes and Error Corrections, which were recorded prospectively upon execution of the lease amendment. This change in estimate resulted in a reduction of $0.8 million and $3.0 million in depreciation expense for the three and nine months ended September 30, 2026, respectively, and $1.8 million and $4.2 million in depreciation expense for the three and nine months ended September 30, 2025, respectively, and an immaterial impact on basic and diluted net income (loss) per share attributable to Series A and Series B common stockholders.
During the three months ended September 30, 2026 and 2025, the Company capitalized $5.6 million and $6.4 million of internal-use software development costs, respectively. During the nine months ended September 30, 2026 and 2025, the Company capitalized $15.5 million and $19.2 million of internal-use software development costs, respectively. The Company recorded amortization expense associated with its capitalized internal-use software development costs of $4.1 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $11.3 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is included in cost of revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

6. Accrued Expenses
The following table presents components of accrued expenses (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2026	December 31, 2025
Accrued compensation and employee related costs	$70,406	$65,230
Accrued sabbatical	4,458	4,458
Accrued value added tax	1,012	948
Other accrued taxes	10,789	8,691
Accrued cost of revenue	26,654	22,609
Accrued professional services	3,949	3,742
Accrued marketing	8,611	4,597
Accrued occupancy costs	5,426	9,262
Other accrued expenses	11,681	5,622
Total accrued expenses	$142,986	$125,159

7. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has material long-term non-cancelable contractual obligations outstanding with various service providers. Future minimum payments under the Company’s non-cancelable purchase commitments as of September 30, 2026 and December 31, 2025, were $775.7 million and $929.2 million, respectively.
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
Guarantees and Indemnification Obligations
In the ordinary course of business, the Company enters into agreements with its customers that include commercial provisions with respect to licensing, infringement, indemnification, and other common provisions. The Company does not, in the ordinary course of business, agree to indemnification obligations for the Company under its contracts with customers except for intellectual property infringement claims related to the Company’s services. Based on historical experience and information known at September 30, 2026 and December 31, 2025, the Company has not incurred any costs for guarantees or indemnities.

8. Leases

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$7,355	$5,850	$21,607	$18,245
Short-term lease cost	232	530	1,179	1,042
Total lease cost	$7,587	$6,380	$22,786	$19,287

Supplemental balance sheet information related to the Company’s operating leases is as follows (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2026	December 31, 2025
Operating lease ROU assets	$113,971	$101,126
Operating lease liabilities, current	27,484	24,757
Operating lease liabilities, non-current	106,850	95,991
Total lease liabilities	$134,334	$120,748

Supplemental cash flow information and non-cash activity related to the Company’s leases are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for operating lease liabilities, net of tenant incentives received	$20,865	$10,271
ROU assets recognized for new leases and amendments (non-cash)	$28,921	$64,101

Other information related to leases is as follows:

	As of,
	September 30, 2026	December 31, 2025
Weighted average remaining lease term	6.5 years	6.6 years
Weighted average discount rate	6.40%	6.71%
Future undiscounted annual cash flows for the Company’s operating leases as of September 30, 2026 are as follows (in thousands):

Fiscal Year Ending December 31,	Operating Leases
Remaining portion of 2026	$7,427
2027	22,444
2028	24,406
2029	24,313
2030	24,598
Thereafter	62,802
Total future undiscounted lease payments	165,990
Less imputed interest	(31,656)
Total lease liabilities	$134,334
The table above does not include options to extend lease terms that are not reasonably certain of being exercised or leases signed but not yet commenced as of September 30, 2026.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
9. Income Taxes

The Company computes its provision for interim periods by applying its estimated annual effective tax rate to its anticipated net income (loss) and adjustments for discrete items in the period. The Company’s effective tax rates for the three months ended September 30, 2026 and 2025, and the nine months ended September 30, 2026 and 2025 differ from the U.S. federal statutory income tax rate of 21% due to changes in pre-tax income (loss) and the valuation allowance in the U.S. The Company’s effective tax rate was 65.9% and 30.6% for the three months ended September 30, 2026 and 2025, respectively, and the Company's effective tax rate was 84.3% and (1.4)% for the nine months ended September 30, 2026 and 2025, respectively. The current period tax expense reflects an increase in foreign operations.

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

The following table summarizes the warrants activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at January 1, 2026	2,410,676	$0.01	6.58
Granted	—	—	—
Exercised	(1,033,147)	0.01	6.22
Cancelled	—	—	—
Warrants outstanding at September 30, 2026	1,377,529	$0.01	5.83
During the three and nine months ended September 30, 2026, 344,383 and 1,033,147 warrants vested, respectively. The Company has no vested but not exercised warrants outstanding as of September 30, 2026. During the three and nine months ended September 30, 2025, 344,383 and 1,033,147 warrants vested, respectively.

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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

For the three and nine months ended September 30, 2026, pursuant to non-overlapping 10b5-1 plans entered into with third-party investment banks, the Company had repurchased 8,764,094 and 23,896,851 shares of Series A common stock at a weighted average price of $17.08 and $16.19 per share, respectively. The shares repurchased were recorded as treasury stock, resulting in a reduction of stockholders’ equity. As of September 30, 2026 approximately $13.1 million remained available for repurchase under the Share Repurchase Program.

For the three and nine months ended September 30, 2026, the share repurchases under the ASR and 10b5-1 plans resulted in an estimated excise tax liability of $1.5 million and $4.9 million, respectively, which was recorded as a cost of the repurchase transactions and reflected as a reduction to stockholders’ equity and an increase to accrued expenses.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
11. Stock-Based Compensation
Equity Incentive Plans
The Company has outstanding awards issued under the 2015 Plan and the 2023 Plan. Both plans provide for the grant of various types of stock-based compensation awards including, but not limited to, RSUs, PSUs, Incentive Stock Options ("ISOs), Non-Qualified Stock Options ("NSOs"), and Restricted Stock Awards ("RSAs"). During the three and nine months ended September 30, 2026, the Company granted RSUs and PSUs under the 2023 Plan. During the three and nine months ended September 30, 2025, the Company solely granted RSUs under the 2023 Plan. As of September 30, 2026, the Company’s authorized common stock includes 90,198,764 shares of Series A common stock reserved for issuance of equity awards under the 2023 Plan, of which 57,259,462 shares are available for future grants.
Restricted Stock Units

During the three and nine months ended September 30, 2026, the Company granted RSUs to employees under the 2023 Plan. RSUs granted under the 2023 Plan vest upon the satisfaction of service-based vesting conditions only. Generally, the service-based vesting condition requires the grantee to remain an eligible participant, as that term is defined in the 2023 Plan, for a period of 3 years or 4 years. Generally, RSUs vest quarterly over a 3 year period or vest 25% after 1 year, with the remainder vesting quarterly over the following 3 years.

Performance Stock Units

During the three and nine months ended September 30, 2026, the Company granted 328,767 and 1,237,854 PSUs under the 2023 Plan that will vest upon achievement of specified market-based vesting conditions tied to the trading price of the Company's Series A common stock and continuous service through the applicable vesting dates. These PSUs will vest in up to three tranches over two to two years, six months measurement periods. Each tranche of PSUs will vest only if the average closing market trading price of the Company’s Series A common stock over a period of sixty consecutive calendar days during the applicable measurement period equals or exceeds a specified dollar value. The stock price targets for tranches 1 through 3 are $30.00, $50.00, and $75.00 per share, respectively, subject to proportionate adjustment in the event of any stock split or other similar change in the Company’s capital stock. The fair value of these PSUs is estimated on the grant date using a Monte Carlo simulation model and stock-based compensation cost is recognized using the graded vesting attribution method over the requisite service period. The aggregate fair value of these PSUs granted during the three and nine months ended September 30, 2026 was $0.7 million and $5.4 million, respectively. During the three and nine months ended September 30, 2026, the Company recognized $1.3 million and $2.3 million, respectively, of stock-based compensation expense related to these PSUs.

During the nine months ended September 30, 2026, the Company granted 26,737 PSUs under the 2023 Plan that will vest upon achievement of a specified financial performance target and are subject to continuous service throughout the applicable vesting date. These PSUs include a one-year performance period within a one-year vesting period. The fair value of these PSUs is the closing price of the Company's Series A common stock on the grant date of the award and stock-based compensation cost is recognized, using the graded vesting attribution method over the requisite service period, when it becomes probable that the performance target will be achieved. The aggregate fair value of these PSUs granted during the nine months ended September 30, 2026 was $0.5 million. As of September 30, 2026, the Company has determined that achievement of the performance target is not yet probable. Accordingly, no compensation expense has been recognized related to these PSUs during the nine months ended September 30, 2026.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2026, the Company additionally granted 1,193,238 PSUs under the 2023 Plan that will vest in up to four tranches over a five-year measurement period, subject to the achievement of specified performance targets tied to the trading price of the Company’s Series A common stock and continuous service through the applicable vesting date. Each tranche of PSUs will vest only if the trading price of the Company’s Series A common stock closes at or above a specified dollar value for a period of at least sixty consecutive calendar days during the applicable measurement period. The stock price targets for tranches 1 through 4 are $40.00, $55.00, $70.00, and $85.00 per share, respectively, subject to proportionate adjustment in the event of any stock split or other similar change in the Company’s capital stock. The fair value of these PSUs is estimated on the grant date using a Monte Carlo simulation model and stock-based compensation cost is recognized using the graded vesting attribution method over the requisite service period. The aggregate fair value of these PSUs granted during the nine months ended September 30, 2026 was $19.0 million. During the three and nine months ended September 30, 2026, the Company recognized $2.1 million and $6.0 million of stock-based compensation expense related to these PSUs, respectively.

Employee Stock Purchase Plan

On August 24, 2023, the Board of Directors adopted the ESPP. As of September 30, 2026, the Company reserved 13,402,580 shares of Series A common stock for issuance pursuant to purchase rights granted to the Company’s eligible employees under the ESPP. During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense related to the ESPP of $1.1 million and $4.5 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense related to the ESPP of $1.8 million and $4.5 million, respectively. As of September 30, 2026, $2.6 million of unrecognized stock-based compensation expense related to the ESPP is expected to be recognized on a straight-line basis over the subsequent 0.9 years.
During the nine months ended September 30, 2026, the Company issued 309,821 shares of Series A common stock under the ESPP. During the nine months ended September 30, 2025, the Company issued 275,800 shares of Series A common stock under the ESPP.

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
Modifications
On April 14, 2026, the ESPP was amended to shift the offering and purchase period dates following the completion of the offering and purchase period ending on June 30, 2026. The new offering commenced on September 1, 2026 following a suspension of the plan from the previous offering, with 12-month offering periods beginning March 1 and September 1 of each year, or the next trading date thereafter. The shift was accounted for as a modification of the original award resulting in an immaterial incremental stock-based compensation cost which will be recognized using the straight-line method over the modified offering period of the award.
During the nine months ended September 30, 2026, the Company modified one executive's stock-based awards to accommodate their employment transition by changing the timing of the service-based condition of 76,065 RSUs. This resulted in incremental stock-based compensation expense of which $0.3 million and $0.7 million was recognized during the three and nine months ended September 30, 2026, respectively.
During the three and nine months ended September 30, 2025, the Company modified one employee's stock-based awards to accommodate their employment transition by changing the timing of the service-based vesting condition of 121,969 RSUs. This resulted in incremental stock-based compensation expense of $1.4 million which was recognized over the remainder of the modified service period ending on December 31, 2025. Of that incremental stock-based compensation expense, $0.5 million was recognized during the three and nine months ended September 30, 2025.
During the nine months ended September 30, 2025, the Company provided seventeen terminated employees with accelerated vesting on the service-based vesting condition of 40,003 RSUs and recorded incremental stock-based compensation expense of $1.1 million resulting from the modifications.

Stock-Based Compensation Expense
Stock-based compensation included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2,415	$2,161	$7,178	$5,873
Selling and marketing	12,995	14,096	37,337	40,522
Research and development	15,871	15,337	52,748	50,168
General and administrative	10,859	8,843	38,027	27,605
Stock-based compensation, net of amounts capitalized	42,140	40,437	135,290	124,168
Capitalized stock-based compensation expense	1,105	1,048	3,052	3,635
Total stock-based compensation expense	$43,245	$41,485	$138,342	$127,803

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
12. Earnings Per Share
Basic net income (loss) per share attributable to Series A and Series B common stockholders is computed by dividing the net income (loss) by the number of weighted-average outstanding common shares. Diluted net income (loss) per share attributable to Series A and Series B common stockholders is determined by giving effect to all potential common equivalents during the reporting period, unless including them yields an antidilutive result. The Company considers its warrants, Investment Option, RSUs, PSUs, stock options, and ESPP shares as potential common equivalents. The Company uses the treasury stock method for calculating any potential dilutive effect of its potential common equivalents, but excluded them from the computation of diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2025 as the Company was in a net loss position and their effect was antidilutive.
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
The following table presents the calculation of basic and diluted net income (loss) per share attributable to Series A and Series B common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) per share attributable to Series A and Series B common stockholders, basic:
Numerator:
Net income (loss)	$704	$(426)	$893	$(38,796)
Denominator:
Weighted-average shares, basic	285,329,568	300,828,017	295,447,111	286,806,721
Net income (loss) per share attributable to Series A and Series B common stockholders, basic	$—	$—	$—	$(0.14)

Net income (loss) per share attributable to Series A and Series B common stockholders, diluted:
Numerator:
Net income (loss)	$704	$(426)	$893	$(38,796)
Denominator:
Weighted-average shares, diluted	286,472,066	300,828,017	296,701,389	286,806,721
Net income (loss) per share attributable to Series A and Series B common stockholders, diluted	$—	$—	$—	$(0.14)

The following table summarizes the potential common shares excluded from the computation of diluted net income (loss) per share:

	As of September 30,
	2026	2025
Warrants outstanding	1,377,529	2,755,057
Investment Option	15,743,174	15,743,174
RSUs and PSUs outstanding	22,465,940	16,671,616
Options outstanding	—	2,419,486
ESPP	367,659	625,978
Total	39,954,302	38,215,311

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

13. Related Party Transactions
In July 2026, the Company purchased services from Vercel Inc., a related party to a member of the Board of Directors. As of September 30, 2026, the Company purchased services in the aggregate of approximately $0.5 million, of which $0.4 million was included within prepaid expenses within the Condensed Consolidated Balance Sheets and $0.1 million was included within general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
14. Segment Information and Geographic Data
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
Disaggregation of Revenue
Revenue by geographic area, based on the location of the Company’s customers, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas:
United States	$224,385	$185,969	$649,636	$535,088
Other Americas (1)	18,272	14,987	53,120	42,589
APAC (2)	40,425	31,888	116,371	90,361
EMEA (3)
United Kingdom	38,415	31,076	112,021	88,187
Other EMEA (4)	65,710	46,960	184,640	127,599
Total Revenue	$387,207	$310,880	$1,115,788	$883,824
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

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	As of,
	September 30, 2026	December 31, 2025
Americas
United States	$177,349	$171,140
APAC (1)	884	1,402
EMEA (2)
Ireland	22,220	8,615
Other (3)	8,423	310
Total Long-lived assets	$208,876	$181,467
(1) Asia-Pacific
(2) Europe, the Middle East and Africa
(3) No other country in this geographic region represented more than 10% of the Company’s long-lived assets for the periods presented

15. Acquisition of Intangible Assets
On August 4, 2026, the Company executed an asset assignment, waiver and release agreement with Agency AI, Inc. (“Agency”) to acquire from Agency all rights, titles, and interests to specific proprietary software and intellectual property as well as an assembled workforce comprised of Agency employees. This transaction closed on August 7, 2026. Total consideration consisted of $15.0 million paid at closing and up to $2.0 million in deferred consideration in the form of wind-down costs to be paid during the three months ended December 31, 2026. As of September 30, 2026, the Company estimates total wind-down costs of $2.0 million will be incurred by the end of the wind-down period. As of September 30, 2026, no wind-down costs have been paid by the Company, and the costs are recorded as Accrued Expenses. Any future adjustment to these costs will be recorded as an increase or decrease to the carrying value of the acquired assets. Additionally, $0.3 million of acquisition costs were included as a component of the consideration and capitalized as part of the assets acquired.
The Company allocated the total cost of the acquisition, inclusive of direct costs associated with the acquisition, to the net assets acquired based upon their relative fair values as of the acquisition date as determined by management. The following table presents the allocation of the purchase price to the net assets acquired based upon relative fair value (in thousands, except useful life data):

	Fair Value	Useful Life in Years
Developed Technology	$15,630	0.5
Assembled Workforce	$1,240	5
The Company recognized $17.3 million of identifiable intangible assets consisting of $16.0 million of developed technology recorded within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and $1.3 million of assembled workforce recorded within Other non-current assets on the Condensed Consolidated Balance Sheets. These intangible assets are amortized on a straight-line basis over their estimated useful lives, which has a total weighted-average amortization period of 0.83 years. Amortization of developed technology is recorded entirely within research and development, while amortization of assembled workforce is recorded within research and development, selling and marketing, and general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The acquired assets, net consisted of the following (in thousands):

Klaviyo, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed Technology	$16,027	$4,808	$11,219
Assembled Workforce	$1,272	$38	$1,234

16. Restructuring Costs

During the three months ended September 30, 2026, the Company implemented a restructuring plan that resulted in a reduction of approximately 3% of the Company’s full time workforce. The Company’s restructuring actions were intended to achieve operational efficiencies primarily driven by productivity gains across the Company. Restructuring costs consist primarily of employee severance and related benefits. During the three months ended September 30, 2026, $3.4 million of restructuring costs were recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which $2.3 million were recorded in research and development expenses and $1.1 million were recorded in cost of revenue, selling and marketing, and general and administrative expenses. As of September 30, 2026, there were $3.4 million of unpaid restructuring costs included within accrued expenses in the accompanying Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2025, the Company implemented a restructuring plan that resulted in a reduction of approximately 3% of the Company’s full time workforce. The Company’s restructuring actions were intended to improve operational efficiencies. Restructuring costs consist primarily of employee severance and related benefits. During the three months ended September 30, 2025, $4.2 million of restructuring costs were recorded in research and development expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2025, there were $0.8 million of unpaid restructuring costs included within accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

17. Subsequent Events
On November 4, 2026, the Company announced that the Board of Directors authorized a new share repurchase program pursuant to which the Company may repurchase up to $300.0 million of its issued and outstanding shares of Series A common stock. This share repurchase program is distinct from the Company's previous share repurchase program which, as of the date of this filing, has been fully completed. Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. The new $300.0 million share repurchase program does not have a time limit, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.

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

Overview
We founded Klaviyo in 2012 to provide businesses of all sizes with powerful technology that captures, stores, analyzes, and predictively uses their own data to drive measurable, high-value outcomes. Today, Klaviyo enables over 211,000 businesses around the globe to efficiently drive revenue growth by making it easy to bring their first-party data together and use it to create and deliver highly personalized, omnichannel consumer experiences at scale. Our platform combines our proprietary data, intelligence, and action layers into one vertically-integrated solution with advanced machine learning and AI capabilities and over 400 integrations, enabling businesses to create and store unified consumer profiles, derive new insights, and rapidly segment their consumers.
Klaviyo began as a database designed for speed, flexibility, and unlimited data storage. The Klaviyo Data Platform (“KDP”) generates unified, highly granular consumer profiles populated with data from customers’ own systems and over 400 third-party integrations, and provides customers user-friendly ways to track new types of data, sync data in and out of Klaviyo at scale, and drive revenue growth. Building upon our robust data infrastructure, we developed tools, initially focusing on marketing automation, where we revolutionized email practices. Our innovation shifted the industry paradigm away from batch and blast practices with a fast, data-rich marketing tool. In addition to our email offering, we now incorporate text messaging and WhatsApp channels, Reviews, Klaviyo Service, Klaviyo Analytics, and others.
In February 2025, we announced Klaviyo B2C CRM, establishing Klaviyo as a unified CRM built for B2C brands and positioning Klaviyo to address a critical gap in the market: providing consumer brands with a system designed for their unique, high-volume, fast-paced needs across marketing, service and analytics. In September 2025, we launched Marketing Agent and Customer Agent, establishing Klaviyo as the AI-first B2C CRM. In June 2026, we announced the public beta of Composer, our next generation agent for marketing and analysis, which became generally available to all Klaviyo customers in October 2026. Taken together, this is a natural evolution of our journey – from a leading marketing automation platform to a comprehensive consumer engagement solution. Powered by the KDP and AI, we combine marketing, service, analytics, and our data platform into a single solution designed to meet the high-volume, fast-paced needs of our customers.
Klaviyo Service is an AI-powered customer service offering that integrates with marketing and data to help businesses provide seamless customer support via Customer Hub, Customer Agent and Helpdesk. Our Personalization offering, formerly Marketing Analytics, gives brands real-time AI-powered insight into customer and purchase behavior so they can take action faster. Our Advanced KDP offering unlocks advanced features for even more powerful ways to track, transform, cleanse, and analyze data as well as run more advanced reporting and predictive analytics to drive revenue growth for our customers. These offerings leverage Klaviyo’s unified platform to deliver an integrated, AI-first customer experience that enhances automation, personalization, and efficiency across channels.
Today, our customers primarily operate within the retail and eCommerce vertical. Due to the flexibility and adaptability of our technology, we have also seen organic growth from customers in other verticals, such as education, events and entertainment, restaurants, and travel, as well as from B2B companies. As of September 30, 2026, our platform had efficiently scaled to over 211,000 customers. See the section titled “Key Performance Metrics – Customers” for additional information on how we define customers.
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
Our land-and-expand strategy aligns our success with that of our customers. As our customers’ businesses grow, they utilize more active consumer profiles and send more emails, text messages and WhatsApp messages, which naturally increases their usage of our platform. Our revenue also expands when our customers add additional marketing channels, such as text messaging, WhatsApp messaging, and mobile push, and additional use cases, such as Composer, Customer Agent, Personalization, and Advanced KDP, or when their other companies, business units, and geographies start using our platform.
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
Expansion of Revenue From Our Existing Customer Base
We believe our product-led growth strategy enables us to efficiently expand penetration within our existing customer base. We focus on expansion in three primary ways. First, as our customers increase their usage of our platform through the number of active consumer profiles they store and email, text messages and WhatsApp messages they send, they move to higher subscription tiers. Second, we cross-sell additional use cases (e.g. Composer, Customer Agent, Personalization, etc.) and marketing channels (e.g. text messaging and WhatsApp) to customers who started on our platform with our email offering. Finally, we offer our platform to our customers’ other brands, business units, and geographies. Going forward, our ability to increase sales to existing customers will depend on a number of factors, including our customers’ satisfaction with our solutions and the ability of our customers to attract new consumers. We expect these three forms of revenue expansion to continue in the future.
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

International Expansion
We believe we have significant expansion opportunities in international markets. We started by serving customers in North America and, in 2019, we expanded our operations to London, England to penetrate the European region. In 2022, we opened our office in Sydney, Australia to capitalize on the opportunities in Asia Pacific. In 2024, we expanded our presence in the European region by adding operations in Dublin, Ireland. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. In 2026, we further expanded our North American and European presence by adding operations in Canada and Germany, respectively. We have already experienced significant growth with international sales outside of the Americas accounting for 37.0% of our revenue for the nine months ended September 30, 2026. We also continue to expand our product offerings to better serve the international market. As of the date of this Quarterly Report on Form 10-Q, we offer text messaging capabilities in more than 20 countries, and we offer our platform in English, French, German, Portuguese, Korean, Spanish, Italian, Dutch, Swedish, Spanish (Mexico), Polish, and Japanese. We believe that the introduction of additional languages to our platform increases our efficacy and ease of use in other regions. We also currently only bill in U.S. Dollars and Canadian Dollars, and we believe that adding additional currencies to our platform will help us further our international expansion efforts.
Investment in Innovation and Product Development
Since our inception, we have been focused on product innovation, seeking to create what we believe is the best software solution for our customers. We originally launched our platform with email messaging as our first marketing channel. Since then, we have successfully added other marketing channels, such as text messaging, mobile push, and WhatsApp messaging, and additional use cases, such as Composer, Customer Agent, Personalization, and Advanced KDP. We have also introduced AI features that provide customers with AI-powered tools to streamline data segmentation, create and orchestrate campaigns, and drive better engagement, including our Composer and Customer Agent offerings as well as our MCP Server capability.
Our continued success depends on our ability to sustain product and technology innovation to continue delivering value to our customers. As technology and consumer preferences change, we believe that our ability to drive continuous product innovation will be critical to attract and retain customers and drive revenue growth.
Increased Adoption of Our Text Messaging and WhatsApp Messaging Offerings
We have seen notable success in the expansion of our platform with our text messaging and WhatsApp messaging offerings. Once customers adopt our text messaging and WhatsApp messaging offerings, they typically grow their usage over time as they gain comfort and confidence in the new channels. Our text messaging and WhatsApp messaging offerings have higher associated communication sending costs, and as the number of text messages and WhatsApp messages sent by our customers increases, we expect our gross margin to decline modestly. Text messaging and WhatsApp messaging are particularly concentrated in the fourth quarter of each year due to the holiday shopping season, and as a result, we expect our gross margin to be most heavily impacted in that quarter. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin products by our customers, and ongoing efforts to drive infrastructure efficiency. We believe we will see our overall gross profit dollars increase as customers send more text messages and WhatsApp messages if our text messaging and WhatsApp messaging offerings continue to gain traction.
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

Customers Generating Over $50,000, $250,000, and $500,000 of ARR. We calculate our number of customers generating over $50,000, $250,000, and $500,000, respectively, of ARR (as defined below) as those customers that have an average ARR of greater than $50,000, $250,000, or $500,000, respectively, over the prior twelve months (or the entire duration of the customer’s paying relationship, if it is less than twelve months) as of the date of determination. We believe the number of customers generating over $50,000 $250,000, and $500,000, respectively, of ARR are key performance metrics to help investors and others understand and evaluate our results of operations in the same manner as our management team, as they are indicators of our ability to grow the number of customers that are exceeding these ARR thresholds, both from our existing customers expanding their usage of our platform and from our sales to larger customers. We believe this is an important indicator of our ability to continue to successfully move up-market.

As of September 30, 2026, we had 4,725 customers generating over $50,000 of ARR, compared to 3,563 customers generating over $50,000 of ARR as of September 30, 2025, representing growth of 33% year-over-year.
As of September 30, 2026, we had 390 customers generating over $250,000 of ARR, compared to 262 customers generating over $250,000 of ARR as of September 30, 2025, representing growth of 49% year-over-year.
As of September 30, 2026, we had 105 customers generating over $500,000 of ARR, compared to 67 customers generating over $500,000 of ARR as of September 30, 2025, representing growth of 57% year-over-year.
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

As of September 30, 2026 and 2025, our NRR was 108% and 109%, respectively. The decrease in this metric from September 30, 2025 to September 30, 2026 was largely driven by lapping of prior year pricing changes.

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
Seasonality
Generally, demand for our services increases during the fourth quarter as our customers run more marketing campaigns and deploy marketing spend as a result of increased consumer spending patterns during the holiday shopping season. This is specifically prominent within the retail and eCommerce sector in which the majority of our customers operate today. Given our revenue model allows our customers to scale usage as needed, our sequential revenue growth has been historically stronger in the fourth quarter of each year compared to the revenue growth we see in other quarters. Our customers utilize our text messaging offering in particular during the holidays; as such, to the extent that our text messaging offering grows in proportion to our other channels, we expect that we would see further seasonality. While our profile-based pricing structure helps reduce the impact of seasonality on our revenue, we believe seasonality may continue to impact our quarterly results.
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
We expect our gross profit to increase over time due to an increase in revenue. We expect our gross margin to decline modestly in the near term as the volume of text messages and WhatsApp messages sent through our platform increases and as our outbound communication sending costs and cloud-based infrastructure costs increase as our customers increase usage of our platform and capabilities. This gross margin impact could be partially offset by gaining further leverage on costs with our increased scale, increased usage of higher margin offerings by our customers, and ongoing efforts to drive infrastructure efficiency.
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
General and Administrative
Our general and administrative expenses consist of employee-related costs including payroll, benefits, bonuses, and stock-based compensation; credit card processing fees; general corporate functions, such as procurement, accounting and finance, tax, legal, project management, and human resources; and allocated overhead costs, including rent, facilities, depreciation, and costs related to information technology.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
($ in thousands)
Consolidated Statements of Operations
Revenue	$387,207	$310,880	$1,115,788	$883,824
Cost of revenue(1)	99,825	76,143	290,411	215,079
Gross profit	287,382	234,737	825,377	668,745
Operating expenses:
Selling and marketing(1)	143,681	127,651	417,036	377,810
Research and development(1)	97,522	72,668	269,486	214,476
General and administrative(1)	50,668	45,254	156,562	142,371
Total operating expenses	291,871	245,573	843,084	734,657
Operating loss	(4,489)	(10,836)	(17,707)	(65,912)
Other income:
Other expense, net	(226)	(89)	(1,167)	(1,651)
Interest income	6,779	10,311	24,552	29,313
Total other income, net	6,553	10,222	23,385	27,662
Income (loss) before income taxes	2,064	(614)	5,678	(38,250)
Provision (benefit) for income taxes	1,360	(188)	4,785	546
Net income (loss)	$704	$(426)	$893	$(38,796)

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$2,415	$2,161	$7,178	$5,873
Selling and marketing	12,995	14,096	37,337	40,522
Research and development	15,871	15,337	52,748	50,168
General and administrative	10,859	8,843	38,027	27,605
Stock-based compensation, net of amounts capitalized	42,140	40,437	135,290	124,168
Capitalized stock-based compensation expense	1,105	1,048	3,052	3,635
Total stock-based compensation expense	$43,245	$41,485	$138,342	$127,803

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.8	24.5	26.0	24.3
Gross profit	74.2	75.5	74.0	75.7
Operating expenses:
Selling and marketing	37.1	41.1	37.4	42.7
Research and development	25.2	23.4	24.2	24.3
General and administrative	13.1	14.6	14.0	16.1
Total operating expenses	75.4	79.1	75.6	83.1
Operating loss	(1.2)	(3.6)	(1.6)	(7.4)
Other income:
Other expense, net	(0.1)	—	(0.1)	(0.2)
Interest income	1.8	3.3	2.2	3.3
Total other income, net	1.7	3.3	2.1	3.1
Income (loss) before income taxes	0.5	(0.3)	0.5	(4.3)
Provision (benefit) for income taxes	0.4	(0.1)	0.4	0.1
Net income (loss)	0.1%	(0.2)%	0.1%	(4.4)%

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Revenue - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue	$387,207	$310,880	$76,327	24.6%
Revenue for the three months ended September 30, 2026 increased by $76.3 million or 24.6%, to $387.2 million compared to $310.9 million for the three months ended September 30, 2025. The increase was due to new business, including new customers, geographic expansion, expanded usage of our platform, including our text messaging and WhatsApp messaging channels, and new offerings. For the three months ended September 30, 2026, sales to existing customers accounted for approximately 40% of the increase in revenue while approximately 60% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Revenue - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue	$1,115,788	$883,824	$231,964	26.2%
Revenue for the nine months ended September 30, 2026 increased by $232.0 million or 26.2%, to $1,115.8 million compared to $883.8 million for the nine months ended September 30, 2025. The increase was due to new business, including new customers, geographic expansion, expanded usage of our platform, including our text messaging and WhatsApp messaging channels, and new offerings. For the nine months ended September 30, 2026, sales to existing customers accounted for approximately 42% of the increase in revenue while approximately 58% of the increase in revenue was related to new customers. Sales to new customers represent the revenue recognized from new customers acquired in the 12 months prior to the period end.
Cost of Revenue - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Cost of revenue	$99,825	$76,143	$23,682	31.1%
Cost of revenue for the three months ended September 30, 2026 increased by $23.7 million or 31.1%, to $99.8 million compared to $76.1 million for the three months ended September 30, 2025. This was primarily due to an increase of approximately $14.6 million in outbound communication sending costs on behalf of our customers, driven by increased text message and WhatsApp usage, $3.0 million in technology expenses, $2.1 million in cloud-based infrastructure costs, $2.0 million in salaries and related personnel expenses as a result of an increase in salaries, allocatable costs, and increased target bonus percentages for our Company-wide bonus program in 2026, and $1.7 million in amortization from capitalized software costs.

Cost of Revenue - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Cost of revenue	$290,411	$215,079	$75,332	35.0%
Cost of revenue for the nine months ended September 30, 2026 increased by $75.3 million or 35.0%, to $290.4 million compared to $215.1 million for the nine months ended September 30, 2025. This was primarily due to an increase of approximately $41.0 million in outbound communication sending costs on behalf of our customers, driven by increased text message and WhatsApp usage, $12.8 million in cloud-based infrastructure costs, $8.5 million in salaries and related personnel expenses as a result of an increase in salaries, allocatable costs, and increased target bonus percentages for our Company-wide bonus program in 2026, $6.3 million in technology expenses, and $5.6 million in amortization from capitalized software costs.
Gross Profit - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Gross profit	$287,382	$234,737	$52,645	22.4%
Gross profit for the three months ended September 30, 2026 increased by $52.6 million or 22.4%, to $287.4 million compared to $234.7 million for the three months ended September 30, 2025. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Gross Profit - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Gross profit	$825,377	$668,745	$156,632	23.4%
Gross profit for the nine months ended September 30, 2026 increased by $156.6 million or 23.4%, to $825.4 million compared to $668.7 million for the nine months ended September 30, 2025. This increase was primarily due to revenue growth offset by an increase in cost of revenue due to increased usage.
Selling and Marketing - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Selling and marketing	$143,681	$127,651	$16,030	12.6%
Selling and marketing expenses for the three months ended September 30, 2026 increased by $16.0 million or 12.6%, to $143.7 million compared to $127.7 million for the three months ended September 30, 2025. This increase was primarily due to an increase of approximately $5.8 million in salaries and related personnel expenses as a result of increased salaries as well as a bonus plan change to increase target bonus percentages, $5.1 million in professional services, $3.9 million in marketing expenses associated with events and our advertising campaigns across multiple channels of media, and $1.9 million in partnership-related expenses across our ecosystem.

Selling and Marketing - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Selling and marketing	$417,036	$377,810	$39,226	10.4%
Selling and marketing expenses for the nine months ended September 30, 2026 increased by $39.2 million or 10.4%, to $417.0 million compared to $377.8 million for the nine months ended September 30, 2025. This increase was primarily due to an increase of approximately $21.8 million in salaries and related personnel expenses as a result of increased salaries as well as a bonus plan change to increase target bonus percentages, $8.2 million in professional services, $5.8 million in partnership-related expenses across our ecosystem, $5.1 million in marketing expenses associated with events and our advertising campaigns across multiple channels of media, and $1.8 million in technology expenses, partially offset by a decrease of $3.2 million in stock-based compensation driven by forfeitures of unvested equity awards and the completion of vesting of certain equity awards.
Research and Development - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Research and development	$97,522	$72,668	$24,854	34.2%
Research and development costs for the three months ended September 30, 2026 increased by $24.9 million or 34.2%, to $97.5 million compared to $72.7 million for the three months ended September 30, 2025. This increase was primarily due to an increase of approximately $10.7 million in salaries and related personnel expenses as a result of increased allocatable costs and a bonus plan change to increase target bonus percentages, $8.7 million in technology expenses, and $4.8 million in amortization of intangibles acquired in acquisition.
Research and Development - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Research and development	$269,486	$214,476	$55,010	25.6%
Research and development costs for the nine months ended September 30, 2026 increased by $55.0 million or 25.6%, to $269.5 million compared to $214.5 million for the nine months ended September 30, 2025. This increase was primarily due to an increase of approximately $24.8 million in salaries and related personnel expenses as a result of increased allocatable costs and a bonus plan change to increase target bonus percentages, $22.2 million in technology expenses, $4.8 million in amortization of intangibles acquired in acquisition, and $2.6 million in stock-based compensation due to the vesting of RSUs.
General and Administrative - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
General and administrative	$50,668	$45,254	$5,414	12.0%
General and administrative expenses for the three months ended September 30, 2026 increased by $5.4 million or 12.0%, to $50.7 million compared to $45.3 million for the three months ended September 30, 2025. This increase was primarily due to an increase of approximately $2.5 million in technology expenses, $2.0 million in stock-based compensation from the vesting of RSUs and issuance of PSUs, $1.7 million in payment processing fees related to increased volume of customer transactions, and $1.1 million in professional services partially offset by a decrease of $2.1 million in salaries and related personnel expenses as a result of a decrease in headcount and allocatable costs.
General and Administrative - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
General and administrative	$156,562	$142,371	$14,191	10.0%
General and administrative expenses for the nine months ended September 30, 2026 increased by $14.2 million or 10.0%, to $156.6 million compared to $142.4 million for the nine months ended September 30, 2025. This increase was primarily due to an increase of approximately $10.4 million in stock-based compensation from the vesting of RSUs and issuance of PSUs, $6.7 million in technology expenses, and $5.4 million in payment processing fees related to increased volume of customer transactions, and $5.3 million in professional services, partially offset by a decrease of $13.5 million in salaries and related personnel expenses as a result of lower payroll taxes from decreased option exercises and decreased allocatable costs.
Other Expense, Net - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Other expense, net	$(226)	$(89)	$(137)	153.9%

Other expense, net, for the three months ended September 30, 2026 increased by $0.1 million or 153.9% to $(0.2) million compared to $(0.1) million for the three months ended September 30, 2025. This increase was primarily due to unfavorable foreign exchange fluctuations.
Other Expense, Net - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Other expense, net	$(1,167)	$(1,651)	$484	(29.3)%

Other expense, net, for the nine months ended September 30, 2026 decreased by $0.5 million or 29.3% to $(1.2) million compared to $(1.7) million for the nine months ended September 30, 2025. This decrease was primarily due to favorable foreign exchange fluctuations.
Interest Income - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$6,779	$10,311	$(3,532)	(34.3)%

Interest income for the three months ended September 30, 2026 decreased by $3.5 million or 34.3% to $6.8 million compared to $10.3 million for the three months ended September 30, 2025. This decrease was primarily due to a decrease in interest rates within money market funds.

Interest Income - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Interest income	$24,552	$29,313	$(4,761)	(16.2)%

Interest income for the nine months ended September 30, 2026 decreased by $4.8 million or 16.2% to $24.6 million compared to $29.3 million for the nine months ended September 30, 2025. This decrease was primarily due to a decrease in interest rates within money market funds.
Provision for Income Taxes - Three Month Change

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision (benefit) for income taxes	$1,360	$(188)	$1,548	(823.4)%

The Company recorded an income tax provision of $1.4 million for the three months ended September 30, 2026 compared to an income tax benefit of $(0.2) million for the three months ended September 30, 2025, representing a change of $1.5 million. This was primarily due to an increase in foreign operations.
Provision for Income Taxes - Nine Month Change

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Provision for income taxes	$4,785	$546	$4,239	776.4%

The Company recorded an income tax provision of $4.8 million for the nine months ended September 30, 2026 compared to $0.5 million for the nine months ended September 30, 2025, representing a change of $4.2 million. This was primarily due to an increase in foreign operations.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. In doing so, we review and analyze our primary sources and uses of liquidity, including cash balances on hand and cash flows from operations.
Since our inception through September 30, 2026, we have financed our operations primarily through payments received from our customers and sales of equity securities, including the completion of our IPO in September 2023. As of September 30, 2026, our principal sources of liquidity included cash, cash equivalents, and restricted cash totaling $706.2 million, with such amounts held for working capital purposes. Our cash equivalents were comprised of $484.2 million in money market funds.
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
The following table sets forth, for the periods indicated, our working capital:

	As of,
	September 30,	December 31,
	2026	2025
($ in thousands)
Cash	$705,439	$1,064,875
Restricted cash, current(1)	738	738
Accounts receivable, net of allowance for doubtful accounts	81,571	60,714
Deferred contract acquisition costs	41,550	29,634
Prepaid expenses and other current assets	61,511	50,115
Accounts payable	21,427	29,072
Accrued expenses	142,986	125,159
Operating lease liabilities	27,484	24,757
Deferred revenue	125,826	103,245
Total Working Capital	$573,086	$923,843
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

	Nine Months Ended September 30,
	2026	2025
($ in thousands)
Net cash provided by (used in)
Operating activities	$180,807	$124,847
Investing activities	(54,584)	(24,784)
Financing activities	(485,659)	(1,645)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(359,436)	$98,418
Cash, cash equivalents, and restricted cash, beginning of period	1,065,613	882,587
Cash, cash equivalents, and restricted cash, end of period	$706,177	$981,005

Operating Activities
Net cash provided by operating activities of $180.8 million for the nine months ended September 30, 2026 was primarily attributable to a net income of $0.9 million adjusted for non-cash charges of $256.8 million and net cash outflows of $76.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $135.3 million of stock-based compensation expense, $39.7 million of prepaid marketing expense amortization, $32.0 million of amortization related to deferred contract acquisition costs, $26.3 million of depreciation and amortization expense, and $21.6 million of operating lease costs. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $61.3 million increase in deferred contract acquisition costs related to higher sales commissions resulting from our increased revenues, a $22.8 million increase in accounts receivable due to an increase in customer billings, and a $20.9 million decrease in operating lease liabilities due to payments related to our operating lease obligations. The cash outflow was offset by cash inflows primarily from a $22.6 million increase in deferred revenue resulting from increased billings for subscriptions, a $5.4 million increase in accrued expenses and accounts payable due to timing of payments, and a $2.0 million decrease in prepaid expenses and other assets.
Net cash provided by operating activities of $124.8 million for the nine months ended September 30, 2025 was primarily attributable to a net loss of $38.8 million adjusted for non-cash charges of $217.1 million and net cash outflows of $53.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $124.2 million of stock-based compensation expense, $39.7 million of prepaid marketing expense amortization, $21.5 million of amortization related to deferred contract acquisition costs, $18.2 million of operating lease costs, $13.1 million of depreciation and amortization expense, and $1.9 million of bad debt expense. Net cash outflows from changes in operating assets and liabilities primarily consisted of a $35.2 million increase in deferred contract acquisition costs related to an increase in sales commissions resulting from the increase in revenues, a $20.0 million increase in accounts receivable due to an increase in customer billings, a $17.5 million decrease in operating lease liabilities due to payments related to our operating lease obligations, a $1.7 million increase in prepaid expenses and other assets, and a $1.9 million decrease in accrued expenses and accounts payable due to timing of payments. The cash outflow was offset by cash inflows primarily from a $23.4 million increase in deferred revenue resulting from increased billings for subscriptions.
Investing Activities
Net cash used in investing activities of $54.6 million for the nine months ended September 30, 2026 consisted primarily of $26.2 million purchases of property and equipment, $15.3 million related to the acquisition of intangible assets, and $12.6 million of capitalized software development costs.
Net cash used in investing activities of $24.8 million for the nine months ended September 30, 2025 consisted of $15.7 million of capitalized software development costs and $7.0 million purchases of property and equipment, and $2.0 million of business acquisition costs.
Financing Activities
Net cash used in financing activities was $485.7 million for the nine months ended September 30, 2026 and primarily consisted of approximately $484.4 million used for payments relating to our share repurchase program, including the accelerated share repurchase, and $6.9 million used for the payment of employee tax obligations related to the net share settlement of stock-based compensation awards upon vesting offset by $4.8 million of proceeds from our employee stock purchase plan and $0.9 million of proceeds from the exercise of stock options.
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
We expect continued growth in cash provided by operating activities as our business continues to grow. We expect to continue to diversify our cash management strategy to primarily include money market funds, highly-liquid debt instruments of the U.S. government and its agencies, senior corporate bonds, and commercial paper to reduce our global exposure on banking deposits.

Share Repurchase Authorization
On March 2, 2026, we announced that our board of directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $500.0 million of our issued and outstanding shares of Series A common stock. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. As part of the Share Repurchase Program, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party investment bank (the “Dealer”) to repurchase $100.0 million of shares of our Series A common stock. Under the ASR Agreement, on March 3, 2026, we paid the Dealer $100.0 million and received an initial delivery of 4,307,869 shares of Series A common stock at a price of $18.87 per share, representing approximately 75% of the total value of shares to be received under the ASR Agreement.
On April 10, 2026, as final settlement of the ASR Agreement, we received a final delivery of 1,039,238 shares of Series A common stock at a price of $16.40 from the Dealer. The shares received upon initial delivery and final settlement were recorded as treasury stock, resulting in a reduction to stockholders’ equity. The share repurchase pursuant to the ASR Agreement resulted in an estimated excise tax liability of $0.2 million, which was recorded as a cost of the repurchase transaction and reflected as a reduction to stockholders’ equity. In total, we repurchased approximately 5,347,107 shares of Series A common stock under the ASR Agreement at a price of $19.14 per share, which represents the volume-weighted average share price of our Series A common stock during the term less a discount.
For the three and nine months ended September 30, 2026, pursuant to non-overlapping 10b5-1 plans entered into with third-party investment banks, we had repurchased 8,764,094 and 23,896,851 shares of Series A common stock at a weighted average price of $17.08 and $16.19 per share, respectively. The shares repurchased were recorded as treasury stock, resulting in a reduction of stockholders’ equity. For the three and nine months ended September 30, 2026, the share repurchases under the 10b5-1 plans resulted in an estimated excise tax liability of $1.5 million and $4.9 million, respectively, which was recorded as a cost of the repurchase transactions and reflected as a reduction to stockholders’ equity and an increase to accrued expenses. As of September 30, 2026, approximately $13.1 million remained available for repurchase under the Share Repurchase Program.

On November 4, 2026, we announced that our board of directors authorized a new share repurchase program pursuant to which we may repurchase up to $300.0 million of our issued and outstanding shares of Series A common stock. This share repurchase program is distinct from our previous share repurchase program which, as of the date of this filing, has been fully completed. Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans, or any combination of the foregoing, and in compliance with applicable securities laws and other applicable requirements. The new $300.0 million share repurchase program does not have a time limit, does not obligate us to acquire a specified number of shares, and may be suspended, modified, or terminated at any time, without prior notice.
Lease Obligations
We enter into various noncancellable lease agreements for certain office space and equipment used in the normal course of business. Our noncancellable lease obligations as of September 30, 2026 were $166.0 million, with $24.4 million payable within 12 months.
Other Contractual Obligations
We enter into various noncancellable agreements with marketing vendors and various service providers. Our noncancellable obligations as of September 30, 2026 were $775.7 million.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 10, 2026.
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

Interest Rate Risk

We had cash of $706.2 million as of September 30, 2026, which consisted of cash, cash equivalents, and restricted cash held in deposit accounts at financial institutions, and money market funds held with financial institutions. Our cash is held for working capital and general corporate purposes. We do not enter into investments for trading or speculative purposes. Our cash holdings in interest bearing accounts are exposed to market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2026, we had no debt, and therefore no potential market risk for interest expense.

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

Foreign Currency Risk

Our reporting currency is the U.S. dollar. The reporting and functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk.

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

Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced rapid revenue growth in recent periods. Our revenue was $1,115.8 million and $883.8 million for the nine months ended September 30, 2026 and 2025, respectively, representing a growth rate of 26.2%. Our rapid revenue growth has been driven by increases in our customer count, growth of existing customers, our expansion into international markets, our sales to mid-market and enterprise businesses, and the cross-selling of our text messaging and WhatsApp offerings alongside our data platform and email offering. We anticipate that our revenue growth rate will decelerate over time as a result of a variety of factors, including the maturation of our business, and you should not rely on our historical revenue growth as an indication of our future performance. Overall growth of our revenue depends on several factors, including our ability to:
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
We have experienced rapid growth in our business since inception, and we may continue to experience rapid growth. Our headcount has grown significantly in recent years, reaching 2,406 employees as of September 30, 2026. In addition, we have been expanding our international operations since 2019. We opened offices in the United Kingdom and Australia in 2019 and 2022, respectively, and we expanded our presence in the European region by adding operations in Ireland in 2024. In 2025, we continued our expansion into the Asia Pacific and European regions by adding operations in Singapore and France, respectively. In 2026, we further expanded our North American and European presence by adding operations in Canada and Germany, respectively. We have also experienced significant growth in the number of customers using our platform, including the number of international customers, which increased from approximately 103,000 as of September 30, 2025 to approximately 118,000 as of September 30, 2026. We plan to continue to expand our international operations in the future. We have also experienced significant growth in the number of products, features, and messaging channels we offer (such as Reviews, Personalization, Advanced KDP, Composer, Customer Agent, Customer Hub, Helpdesk, and AI features, as well as additional messaging channels like text messaging, mobile push, and WhatsApp) and the usage and amount of data that our platform and associated infrastructure support. This growth in our business has placed and may continue to place significant demands on our operational infrastructure, financial resources, corporate culture, and management team.
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
Further, as our customer base continues to grow, we will need to continue to scale our platform and evolve the way our account management and customer service teams support our customers. If we are not able to continue to provide high levels of customer service, our reputation could suffer, which could adversely affect our business, results of operations, and financial condition.
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
•changes in search engine ranking algorithms, AI-powered search and answer engines, or other search and discovery mechanisms used by potential customers, including changes that adversely affect the visibility or discoverability of our platform;
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
We incurred net losses of $31.8 million and $46.1 million in the fiscal years ended December 31, 2025 and 2024, respectively, and net losses of $0.4 million and $38.8 million during the three and nine months ended September 30, 2025, respectively. We are not certain whether we will be able to consistently achieve and maintain profitability in the future.

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
For the years ended December 31, 2025 and 2024, and the three and nine months ended September 30, 2026, our research and development expenses were 23.6%, 25.4%, 25.2%, and 24.2% of our revenue, respectively. Research and development projects can be technically challenging and expensive, and require specialized personnel and significant computing infrastructure, particularly as we work to expand both the channels through which we offer our products and the use cases for our products beyond marketing and integrate resource-intensive technologies, such as AI and machine learning. In addition, our products have varying associated communication sending costs, and our research and development team may not be able to mitigate the impact of growth in any of those higher-cost channels, such as text messaging, by maintaining efficiency. These investments may adversely affect our operating margins and short-term profitability, and we may not realize the expected benefits. The nature of research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling products and generate revenue, if any, from this investment. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such product. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in our current or future markets or if we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our competitive advantage may be adversely affected, which could materially adversely affect our business, financial condition, growth prospects, and results of operations.
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
The future success of our business will depend, in part, on our ability to expand our customer base worldwide, and we are continuing to expand our international operations to increase our revenue from customers located outside of the United States as part of our growth strategy. For the three and nine months ended September 30, 2026, we derived 42.1% and 41.8% of our revenue from customer accounts outside of the United States. We currently have international offices in the United Kingdom, Australia, Ireland, Singapore, and France, and we expect that we may in the future open additional offices internationally and hire employees to work at these offices in order to grow our business, reach new customers, and gain access to additional technical talent. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, and political risks in addition to those we already face in the United States. Because of our limited experience with international operations as well as developing and managing sales in international markets, we may not succeed in marketing our products to potential customers internationally, as a result of which our international expansion efforts may not be successful, which could have a material adverse effect on our business, results of operations, and financial condition.
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
•the impact of our share repurchase program on the trading price of our Series A common stock;
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
We have previously undertaken, and may in the future undertake, efforts to streamline our operations and improve cost efficiencies to align with our priorities. For example, in September 2026, we implemented a reduction-in-force affecting approximately 3% of our global workforce. We may not realize, in full or in part, the anticipated benefits, such as operational improvements and savings, from these efforts due to unforeseen difficulties, delays, unexpected costs, or diversion of management attention. If there are unforeseen expenses associated with these efforts and we incur unanticipated charges or liabilities, or if we are unable to realize the expected operational efficiencies and cost savings, our business, results of operations, and financial condition could be adversely affected.
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
As of December 31, 2025, we had approximately $1.0 billion of federal net operating losses (“NOLs”), which have an indefinite life. As of December 31, 2025, we had approximately $618.5 million of state NOLs. State NOLs have a definite life, with various expiration dates beginning in 2031. Under current law, federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. NOLs generated prior to December 31, 2017, however, have a 20-year carryforward period, but are not subject to the 80% limitation. Due to tax legislation impacts from the OBBBA, we anticipate NOLs to increase in the future.
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
We have in the past and may in the future seek to enter into joint ventures, or acquire or invest in new businesses, products, platform capabilities or technologies that we believe could complement our products or expand our platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in August 2025, we acquired Gatsby, a social automation product that helps brands convert engagement over social channels into owned customer relationships, and in August 2026, we acquired the team and technology of Agency, an AI-native customer success company. In the future, we may not be able to find and identify desirable joint ventures, acquisition targets or business opportunities or be successful in entering into an agreement with any particular potential strategic partner. Additionally, any such venture, acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. We may also inherit liabilities or obligations of acquired companies that we are unable to successfully mitigate, including issues related to intellectual property, data privacy, tax, or regulatory compliance, which may not be discovered during our due diligence. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, if their technology is not easily adapted to work with our platform or our products, if we experience difficulties in integrating their financial reporting and internal controls, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Cultural challenges associated with integrating employees from acquired companies may also result in the loss of key personnel or decreased productivity. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial condition, and results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition, and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

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
State legislatures also have been adopting new privacy laws or amending existing laws with increasing frequency, requiring attention to frequently changing regulatory requirements, and we expect that this trend will continue. For example, the California Consumer Privacy Act, as amended (the “CCPA”), imposes a number of requirements on covered businesses and gave California residents certain rights related to their personal information, including the right to access and delete their personal information, to receive detailed information about how their personal information is used and shared, and to opt out of certain sharing of their personal information. The CCPA provides for civil penalties for violations of up to $7,500 for each intentional violation and created a private right of action for certain data breaches that is expected to increase data breach litigation. Similar comprehensive privacy laws have been proposed and passed in numerous other states. These comprehensive privacy laws have entered into force in many states, and several more will be entering into force in the coming years. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
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
Some inbox service providers categorize emails that originate from email marketing platforms as “promotional” and, as a result, direct them to an alternate or “tabbed” section of the recipient’s inbox. Additionally, inbox service providers can block emails from reaching their users. While we continually improve our own technology and work closely with inbox service providers and our customers to maintain our deliverability rates, the implementation of new or more restrictive policies by inbox service providers may make it more difficult to deliver our customers’ emails, particularly if we or our customers are not given adequate notice of a change in policy or struggle to update our platform or products to comply with the changed policy in a reasonable amount of time. For example, in October 2023, Google and Yahoo announced new email sender requirements that impact customers of email marketing platforms, including our platform. Since February 2024, Google and Yahoo have required bulk senders to authenticate their emails following certain industry standard authentication systems, enable recipients to easily unsubscribe, and ensure they only send wanted emails and stay under a certain spam rate threshold. As inbox service providers increasingly utilize AI and machine learning to manage inbox filtering, our ability to predict deliverability or optimize for these algorithms may be diminished. Our customers that fail to comply with these requirements may have their emails blocked from reaching their customers by Google or Yahoo and may not be able to effectively use our platform. If we or our customers fail to comply with new inbox service provider requirements, if inbox service providers materially limit or halt the delivery of our customers’ emails, if we fail to deliver our customers’ emails in a manner compatible with inbox service providers’ email handling or authentication technologies or other policies, if the open, unsubscribe, spam rates, or other engagement metrics of our customers’ emails or the functionality of our platform are negatively impacted by the actions of inbox service providers to categorize or block emails or new policies or requirements imposed by inbox service providers, or if our customers send fewer emails or send emails to or maintain fewer profiles on our platform as a result of new inbox service provider requirements, then customers may question the effectiveness of our platform and downgrade or cancel their subscriptions. This could harm our business, financial condition, and results of operations.
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
We have incorporated, and expect to continue to incorporate, AI technology into our products and services, including our Composer, Customer Agent, Marketing, Service, and Data and Personalization offerings, and this incorporation of AI technology in our business and operations may become more significant over time. Generative AI and autonomous AI agents can produce content, analyses, or recommendations with limited or no human intervention, and may take or suggest actions based on incomplete or inaccurate data, AI hallucinations, or flawed training inputs, which may expose us to additional risk, such as damage to our reputation, competitive position, additional costs, and other business, legal and regulatory risks. For example, certain generative AI technology use machine learning and other predictive analysis techniques, which can produce inaccurate, incomplete, or misleading content, unintended biases, and other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable by us or any of our related service providers. Additionally, our AI models and agents may be subject to adversarial attacks, such as prompt injection or data poisoning, where third parties manipulate inputs to generate malicious or unauthorized outputs. Accordingly, while these AI-powered applications may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations produced by AI-powered applications are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be materially and adversely affected. In addition, we may adopt and deploy autonomous AI agents as part of product offerings to customers and for our own internal business operations. These autonomous AI agents may operate with limited human oversight and can produce inaccurate, biased, or otherwise unintended results that are not easily detectable or correctable. As such agents perform or automate customer engagement or other decision-making functions, their actions could generate or disseminate false, misleading, or inappropriate content, or otherwise result in conduct inconsistent with customer expectations or applicable laws. If the outputs or actions of our AI agents are, or are perceived to be, flawed, unethical, or unreliable, our reputation, customer relationships, and competitive position could be adversely affected.
In addition, new laws and regulations, or the interpretation of existing laws and regulations, in any of the jurisdictions in which we operate may affect our use of AI technology and expose us to government enforcement or civil lawsuits. For example, states such as California, Colorado, and Utah have recently passed laws regulating the use of AI technology, which impose additional operational burdens and may require us to modify our products and services that utilize AI technology in order to comply with these laws. Federal regulators have also issued guidance concerning the use of AI technology in regulated sectors. Recent federal executive actions have signaled support for a federal moratorium on the enforcement of certain state AI laws, including through a December 11, 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” To date, these efforts have not resulted in federal preemption of state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there have been notable developments outside the United States. In Europe, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, with phased application of its provisions from February 2025 through August 2028. In July 2026, the EU adopted the Digital Omnibus on AI, which amended the AI Act to, among other things, defer the application of most obligations for high-risk AI systems from August 2, 2026 to December 2, 2027 (or August 2, 2028 for AI systems embedded in certain regulated products). Other provisions were not deferred, including transparency obligations that have applied since August 2, 2026, such as requirements to disclose to individuals that they are interacting with an AI system and to label certain AI-generated content. The AI Act, which may be amended or further clarified as part of the EU’s Digital Omnibus or related legislative initiatives, imposes significant obligations on providers and deployers of certain high-risk AI systems and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. We expect these legislative trends to continue, and we may be required to devote significant attention and resources to address the frequently changing regulatory requirements, including by ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. As the legal and regulatory framework relating to the use of AI technology continues to change, there may be an increase in our operational and development expenses that could impact our ability to earn revenue from or utilize certain AI technology.
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
Our Series B common stock has ten votes per share, and our Series A common stock has one vote per share. Our directors, executive officers, and their affiliates, beneficially own in the aggregate 66.2% of the voting power of our capital stock as of September 30, 2026. Our co-founders, Andrew Bialecki and Ed Hallen, beneficially own 49.8% and 21.1%, respectively, of our Series B common stock and together 70.9% of our Series B common stock as of September 30, 2026. As such, our co-founders individually or together hold significant influence and control over matters requiring the vote of our stockholders including the sale, merger or acquisition of our company. Because of the ten-to-one voting ratio between our Series B and Series A common stock, the holders of our Series B common stock collectively continue to control a majority of the combined voting power of our common stock and therefore are able to continue to control all matters submitted to our stockholders for approval until the seventh anniversary of our initial public offering ("IPO"), when all outstanding shares of our Series A common stock and Series B common stock will convert automatically into shares of a single series of common stock, or until they no longer hold a majority of the combined voting power of our common stock. The holders of our Series B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Additionally, our share repurchase program may reduce our public float and further concentrate ownership among our directors, executive officers, and their affiliates. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders, and could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company.
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

Our share repurchase program could impact the trading price, liquidity, and ownership concentration of our Series A common stock.
On November 4, 2026, we announced that our board of directors authorized a new share repurchase program for up to $300 million of shares of Series A common stock. There can be no assurance that we will repurchase shares at favorable prices. Further, our share repurchase program may affect the trading price of our Series A common stock. Repurchases reduce the number of shares outstanding and the amount of stock available for trading, which could decrease our public float and overall liquidity. As a result, the trading price of our Series A common stock may become more volatile and investors may find it more difficult to buy or sell shares in the open market. In addition, our share repurchase program may further concentrate ownership among our directors, executive officers, and their affiliates, which could increase their relative influence over corporate matters and limit the ability of other stockholders to affect the outcome of stockholder votes.
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
In addition, as of September 30, 2026, we had 1,351,578 options outstanding that, if fully exercised, would result in the issuance of an equal number of shares of Series B common stock, as well as 275,339 shares of Series B common stock and 22,190,601 shares of Series A common stock subject to outstanding RSU and PSU awards. Shares of Series B common stock will automatically convert into shares of Series A common stock upon certain transfers and other events. All of the shares of Series B common stock issuable upon the exercise of stock options or the vesting of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered on a registration statement on Form S-8 under the Securities Act. Accordingly, following conversion to shares of Series A common stock, these shares can be freely sold in the public market upon issuance, subject to volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements. The market price of our Series A common stock could also be adversely affected by the vesting and settlement of RSUs and PSUs and the exercise of stock options, which may result in the sale of a significant number of shares to satisfy tax withholding obligations (commonly referred to as “sell-to-cover” transactions), creating short-term selling pressure.
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
On August 31, 2026, Shopify partially exercised the Shopify Warrants in cash for 344,383 shares of our Series B common stock at a price per share of $0.01 for an aggregate purchase price of $3,443.83. The issuance of shares of Series B common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
Issuer Purchases of Equity Securities
Share repurchases of our Series A common stock for the three months ended September 30, 2026 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions) (2)
Period
July 1, 2026 to July 31, 2026	4,458,924	$17.27	4,458,924	$85.7
August 1, 2026 to August 31, 2026	1,457,818	$18.25	1,457,818	$59.1
September 1, 2026 to September 30, 2026	2,847,352	$16.17	2,847,352	$13.1

(1) Average price paid per share excludes costs associated with the repurchases.
(2) In March 2026, our board of directors authorized the Share Repurchase Program for the repurchase of shares of our Series A common stock, in an aggregate amount of up to $500 million of our issued and outstanding shares of Series A common stock with no expiration date. Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions or other means, including pursuant to 10b5-1 plans. On March 16, 2026, we adopted a 10b5-1 plan, which expired on May 6, 2026, pursuant to which we repurchased $65.4 million of our Series A common stock. On May 7, 2026, we adopted a 10b5-1 plan, which expired on August 5, 2026 pursuant to which we repurchased $257.6 million of our Series A common stock. On August 6, 2026, we adopted a 10b5-1 plan, expiring as of November 4, 2026, pursuant to which we could repurchase up to $77.0 million of our Series A common stock. As part of the Share Repurchase Program we entered into the ASR Agreement, pursuant to which we provided the Dealer with a prepayment of $100 million and received an initial delivery of shares of Series A common stock representing a portion of the prepayment. We received the final delivery of shares pursuant to the ASR Agreement on April 10, 2026. For more information, see Note 10. Common Stock and Stockholders’ Equity in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)

Securities Trading Plans of Directors or Executive Officers

During the three months ended September 30, 2026, none of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Klaviyo, Inc.	10-K	001-41806	3.1	February 29, 2024
3.2	Second Amended and Restated Bylaws of Klaviyo, Inc.	8-K	001-41806	3.1	December 9, 2025
4.1	Specimen Series A Common Stock Certificate of Klaviyo, Inc.	S-1	333-274211	4.1	August 25, 2023
4.2	Warrant Agreement by and between Klaviyo, Inc. and Shopify Inc., dated July 28, 2022.	S-1	333-274211	4.3	August 25, 2023
4.3	Warrant Agreement by and between Klaviyo, Inc. and Shopify International Limited, dated July 28, 2022.	S-1	333-274211	4.4	August 25, 2023
4.4	Warrant Agreement by and between Klaviyo, Inc, and Shopify Commerce Singapore PTE. LTD., dated July 28, 2022.	S-1	333-274211	4.5	August 25, 2023
4.5	Stock Purchase Agreement by and between Klaviyo, Inc. and Shopify Strategic Holdings 3 LLC, dated June 24, 2022.	S-1	333-274211	4.6	August 25, 2023
10.1*	Employment Agreement by and between Klaviyo, Inc. and Erica Smith, dated July 3, 2026.	8-K	001-41806	10.1	July 13, 2026
10.2*	Employment Agreement by and between Klaviyo Switzerland GmbH and Luciano Fernández Gomez, dated September 16, 2026.					X
31.1	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.2	Certification of Principal Executive Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
31.3	Certification of Principal Financial Officer pursuant to SEC Rule 13a 14(a)/15d 14(a).					X
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.3†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

KLAVIYO, INC.

Dated: November 4, 2026	By:	/s/ Andrew Bialecki
	Name:	Andrew Bialecki
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2026	By:	/s/ Luciano Fernández Gomez
	Name:	Luciano Fernández Gomez
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2026	By:	/s/ Erica Smith
	Name:	Erica Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)